Form 10-Q
period 2020-06-30
Healthcare Merger Corp.
filed 2020-08-14
CIK 1791091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39160

Healthcare Merger Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3131208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 13, 2020, there were 25,700,000 shares of Class A common stock and 6,250,000 shares of Class B common stock of the registrant issued and outstanding.

HEALTHCARE MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HEALTHCARE MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$842,839	$1,149,011
Prepaid expenses	212,710	258,404
Total Current Assets	1,055,549	1,407,415

Deferred tax asset	—	2,723
Marketable securities held in Trust Account	251,951,489	250,124,562
Total Assets	$253,007,038	$251,534,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$233,063	$83,405
Income taxes payable	275,374	8,756
Total Current Liabilities	508,437	92,161

Deferred tax liability	479	—
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	9,258,916	8,842,161

Commitments

Common stock subject to possible redemption, 23,723,087 and 23,763,667 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	238,748,113	237,692,534

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,976,913 and 1,936,333 issued and outstanding (excluding 23,723,087 and 23,763,667 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	198	194
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	3,921,331	4,976,914
Retained earnings	1,077,855	22,272
Total Stockholders’ Equity	5,000,009	5,000,005
Total Liabilities and Stockholders’ Equity	$253,007,038	$251,534,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCARE MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating costs	$293,008	$490,589
Loss from operations	(293,008)	(490,589)

Other income:
Interest earned on marketable securities held in Trust Account	848,983	1,824,647
Unrealized (loss) gain on marketable securities held in Trust Account	(783,082)	2,280
Other income, net	65,901	1,826,927

(Loss) income before provision for income taxes	(227,107)	1,336,338
Benefit (provision) from income taxes	47,629	(280,755)
Net (loss) income	$(179,478)	$1,055,583

Weighted average shares outstanding, basic and diluted (1)	8,215,417	8,200,875

Basic and diluted net loss per common share (2)	$(0.03)	$(0.03)

(1)	Excludes an aggregate of up to 23,723,087 shares subject to possible redemption.
(2)	Excludes interest income and unrealized losses of $58,645 and $1,334,961 attributable to shares subject to possible redemption for the three and six months ended June 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCARE MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	1,936,333	$194	6,250,000	$625	$4,976,914	$22,272	$5,000,005

Change in value of common stock subject to possible redemption	29,084	3	—	—	(1,235,064)	—	(1,235,061)

Net income	—	—	—	—	—	1,235,061	1,235,061

Balance – March 31, 2020	1,965,417	197	6,250,000	625	3,741,850	1,257,333	5,000,005

Change in value of common stock subject to possible redemption	11,496	1	—	—	179,481	—	179,482

Net loss	—	—	—	—	—	(179,478)	(179,478)

Balance – June 30, 2020	1,976,913	$198	6,250,000	$625	$3,921,331	$1,077,855	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCARE MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,055,583
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,824,647)
Unrealized gain on marketable securities held in Trust Account	(2,280)
Deferred tax provision	3,202
Changes in operating assets and liabilities:
Prepaid expenses	45,694
Accrued expenses	149,658
Income taxes payable	266,618
Net cash used in operating activities	(306,172)

Net Change in Cash	(306,172)
Cash – Beginning of period	1,149,011
Cash – End of period	$842,839

Supplementary cash flow information:
Cash paid for income taxes	$10,935

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,055,579

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCARE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Specialists on Call, Inc., a Delaware corporation (“Specialists on Call”), as discussed in Note 9. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,354,733 consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $604,733 of other offering costs. In addition, at June 30, 2020, cash of $842,839 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

HEALTHCARE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

HEALTHCARE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York and New York City taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,850,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net (loss) income	$(179,478)	$1,055,583
Less: Income attributable to common stock subject to possible redemption	(58,645)	(1,334,961)
Adjusted net loss available to common shares	$(238,123)	$(279,378)

Weighted average shares outstanding, basic and diluted	8,215,417	8,200,875

Basic and diluted net loss per common share	$(0.03)	$(0.03)

HEALTHCARE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2019, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On December 12, 2019, the Company effected a 1.1 for 1 stock dividend for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. All share and per-share information has been retroactively restated to reflect the stock dividend. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on December 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, of such fees, of which $65,000 and $5,000 are included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,976,913 and 1,936,333 shares of Class A common stock issued and outstanding, excluding 23,723,087 and 23,763,667 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

HEALTHCARE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

HEALTHCARE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$251,951,489	$250,124,562

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Merger Agreement

On July 29, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Sabre Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), Sabre Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and Specialists on Call, by which: (a) First Merger Sub will merge with and into Specialists on Call (the “First Merger”), with Specialists on Call being the surviving corporation of the First Merger (such company, in its capacity as the surviving corporation of the First Merger, the “Surviving Corporation”) and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of Specialists on Call will be paid in a combination of stock and cash consideration equal to $650,000,000, minus Specialists on Call’s net indebtedness as of the closing (including estimated tax liabilities in excess of $1,000,000) after deducting any cash and cash equivalents of Specialists on Call at the closing (the “Merger Consideration”). The cash consideration will be an amount equal to (a) the Company’s cash and cash equivalents as of the closing (including proceeds in connection with the Private Placement (as defined in the Merger Agreement) and the funds in the Company’s trust account), plus (b) Specialists on Call’s cash and cash equivalents as of the closing, minus (c) the amount of cash required to satisfy the Company’s stockholder redemptions, minus (d) the Company’s and Specialists on Call’s transaction costs, minus (e) Specialists on Call’s indebtedness as of the closing, minus (f) $45,000,000. The remainder of the Merger Consideration will be paid in a number of shares of newly-issued Company Class A common stock valued at the redemption amount payable to the Company’s public stockholders that elect to redeem their shares of Company Class A common stock in connection with the closing.  In addition, the Company will pay off, or cause to be paid off, on behalf of Specialists on Call and in connection with the closing, Specialists on Call’s outstanding indebtedness for borrowed money.

On July 29, 2020, the Company entered into subscription agreements with certain investors (the “Subscription Agreements”) pursuant to which the investors have agreed to purchase an aggregate of 16,500,000 shares of Company Class A common stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to the stockholders of Specialists on Call at the closing of the transactions contemplated by the Merger Agreement and for general working capital purposes following the closing.

Concurrently with the execution of the Merger Agreement, the Sponsor and the Company entered into a letter agreement (the “Sponsor Agreement”), pursuant to which, among other things, Sponsor agreed to (a) waive certain anti-dilution rights set forth in Section 4.3(b)(ii) of the Company’s Amended and Restated Certificate of Incorporation that may result from the transactions contemplated by the Merger Agreement, (b) surrender to the Company, immediately prior to the consummation of the Mergers and for no consideration, up to 1,875,000 shares of the Company’s Class B common stock, par value $0.0001 per share, determined based on a sliding scale of the Company’s available cash at the closing of the transactions between $250,000,000 and $285,000,000, (c) subject to potential forfeiture 1,875,000 shares of the Company’s Class A common stock in accordance with the terms of the Merger Agreement, such that such shares will be forfeited if certain post-closing share price targets are not satisfied prior to the seventh (7th) anniversary of the closing and (d) support the transactions contemplated by the Merger Agreement, including agreeing to vote in favor of the adoption of the Merger Agreement.

The Mergers will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

MTS Agreement

The Company has agreed to pay MTS Health Partners L.P., an affiliate of the Sponsor, a fee in an amount equal to $1.75 million for financial advisory services rendered in connection with the Company’s identification, negotiation and consummation of the Mergers, the payment of which will be conditioned upon the consummation of the Mergers. As such, MTS Health Partners L.P. has a financial interest in the closing of the Mergers in addition to the financial interest of the Sponsor. In addition, Charles Ditkoff, the Company’s president and a member of the board of directors of the Company, is a senior advisor to MTS Health Partners, L.P., and Dennis Conroy, the Company’s Chief Financial Officer, serves as Chief Operating and Financial Officer for MTS Health Partners, L.P..

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

Recent Developments

On July 29, 2020, we entered into the Merger Agreement with Specialists on Call and the other parties thereto, pursuant to which we will pay the aggregate Merger Consideration to the stockholders of Specialists on Call. See Note 9 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $179,478, which consists of operating costs of $293,008 and an unrealized loss on marketable securities held in our Trust Account of $783,082, offset by interest income on marketable securities held in the Trust Account of $848,983 and a benefit from income taxes of $47,629.

For the six months ended June 30, 2020, we had net income of $1,055,583, which consists of interest income on marketable securities held in the Trust Account of $1,824,647 and an unrealized gain on marketable securities held in our Trust Account of $2,280, offset by operating costs of $490,589 and a provision for income taxes of $280,755.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $251,951,489 (including approximately $1,951,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we have not withdrawn any interest earned on the Trust Account.

For the six months ended June 30, 2020, cash used in operating activities was $306,172. Net income of $1,055,583 was affected by interest earned on marketable securities held in the Trust Account of $1,824,647, an unrealized gain on marketable securities held in our Trust Account of $2,280 and a deferred tax provision of $3,202. Changes in operating assets and liabilities provided $461,970 of cash for operating activities.

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

As of June 30, 2020, we had cash of $842,839. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

We have agreed to pay MTS Health Partners L.P., an affiliate of members of the Sponsor, a fee in an amount equal to $1.75 million for financial advisory services rendered in connection with our identification, negotiation and consummation of the Mergers, the payment of which will be conditioned upon the consummation of the Mergers.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s financial position, results of operations and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

HEALTHCARE MERGER CORP.

Date: August 14, 2020	By:	/s/ Steven J. Shulman
	Name:	Steven J. Shulman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Dennis M. Conroy
	Name:	Dennis M. Conroy
	Title:	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)