Form 10-Q
period 2020-09-30
SOC Telemed, Inc.
filed 2020-11-16
CIK 1791091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39160

SOC TELEMED, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3131208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1768 Business Center Drive, Suite 100

Reston, Virginia 20190

(Address of principal executive offices)

(866) 483-9690

(Issuer’s telephone number)

Healthcare Merger Corp.

623 Fifth Avenue, 14th Floor

New York, NY 10022

Telephone: (646) 975-6581

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	TLMD	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	TLMDW	The Nasdaq Stock Market LLC

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

As of November 13, 2020, there were 76,773,862 shares of Class A common stock of the registrant issued and outstanding.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$293,044	$1,149,011
Prepaid expenses	182,506	258,404
Prepaid income taxes	6,559	—
Total Current Assets	482,109	1,407,415

Deferred tax asset	—	2,723
Marketable securities held in Trust Account	252,039,116	250,124,562
Total Assets	$252,521,225	$251,534,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,993,631	$83,405
Income taxes payable	—	8,756
Total Current Liabilities	1,993,631	92,161

Deferred tax liability	527	—
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	10,744,158	8,842,161

Commitments

Common stock subject to possible redemption, 23,497,390 and 23,763,667 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	236,777,061	237,692,534

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,202,610 and 1,936,333 issued and outstanding (excluding 23,497,390 and 23,763,667 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	220	194
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	625	625
Additional paid-in capital	5,892,361	4,976,914
(Accumulated)/Retained earnings	(893,200)	22,272
Total Stockholders’ Equity	5,000,006	5,000,005
Total Liabilities and Stockholders’ Equity	$252,521,225	$251,534,700

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating costs	$2,336,187	$2,826,776
Loss from operations	(2,336,187)	(2,826,776)

Other income:
Interest earned on marketable securities held in Trust Account	87,397	1,912,044
Unrealized gain on marketable securities held in Trust Account	230	2,510
Other income, net	87,627	1,914,554

Loss before provision for income taxes	(2,248,560)	(912,222)
Benefit (provision) from income taxes	277,505	(3,250)
Net loss	$(1,971,055)	$(915,472)

Weighted average shares outstanding, basic and diluted (1)	8,226,913	8,209,618

Basic and diluted net loss per common share (2)	$(0.24)	$(0.31)

(1)	Excludes an aggregate of up to 23,497,390 shares subject to possible redemption.
(2)	Excludes interest income and unrealized gains of $34,402 and $1,610,360 attributable to shares subject to possible redemption for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,936,333	$194	6,250,000	$625	$4,976,914	$22,272	$5,000,005

Change in value of common stock subject to possible redemption	29,084	3	—	—	(1,235,064)	—	(1,235,061)

Net income	—	—	—	—	—	1,235,061	1,235,061

Balance – March 31, 2020	1,965,417	197	6,250,000	625	3,741,850	1,257,333	5,000,005

Change in value of common stock subject to possible redemption	11,496	1	—	—	179,481	—	179,482

Net loss	—	—	—	—	—	(179,478)	(179,478)

Balance – June 30, 2020	1,976,913	198	6,250,000	625	3,921,331	1,077,855	5,000,009

Change in value of common stock subject to possible redemption	225,697	22	—	—	1,971,030	—	1,971,052

Net loss	—	—	—	—	—	(1,971,055)	(1,971,055)

Balance – September 30, 2020	2,202,610	$220	6,250,000	$625	$5,892,361	$(893,200)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(915,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,912,044)
Unrealized gain on marketable securities held in Trust Account	(2,510)
Deferred tax provision	3,250
Changes in operating assets and liabilities:
Prepaid expenses	75,898
Prepaid income taxes	(6,559)
Accounts payable and accrued expenses	1,910,226
Income taxes payable	(8,756)
Net cash used in operating activities	(855,967)

Net Change in Cash	(855,967)
Cash – Beginning of period	1,149,011
Cash – End of period	$293,044

Supplementary cash flow information:
Cash paid for income taxes	$15,315

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(915,473)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SOC Telemed, Inc., formerly known as Healthcare Merger Corp. (the “Company”), was incorporated in Delaware on September 19, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Acquisition Transaction”). The Business Combination (defined below) qualified as an Acquisition Transaction for purposes of these notes to consolidated financial statements.

Business Combination

On October 30, 2020 (the “Closing Date”), the Company consummated the previously announced transactions (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated July 29, 2020 (the “Merger Agreement”), by and among the Company, Sabre Merger Sub I, Inc. (“First Merger Sub”), a wholly owned subsidiary of the Company, Sabre Merger Sub II, LLC (“Second Merger Sub”), a wholly owned subsidiary of the Company, and Specialists On Call, Inc. (“Legacy SOC Telemed”). As a result of the Business Combination and the other transactions contemplated by the Merger Agreement, First Merger Sub merged with and into Legacy SOC Telemed, with Legacy SOC Telemed being the surviving corporation, immediately followed by Legacy SOC Telemed merging with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company (the “Mergers”). In connection with the consummation of the Business Combination (the “Closing”), the registrant changed its name from Healthcare Merger Corp. to SOC Telemed, Inc.

Prior to and in connection with the Closing, holders of 18,606,033 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock” or “common stock”), sold in its initial public offering exercised their right to redeem those shares for cash at a price of $10.06 per share, for an aggregate of approximately $187.2 million. The per share redemption price of $10.06 for public stockholders electing redemption was paid out of the Company’s Trust Account (as defined below), which after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $64.3 million. In addition, approximately $0.3 million remained in the Company’s operating account immediately prior to the Closing and approximately $168.0 million in proceeds from the PIPE Investment, as described below, remained in escrow immediately prior to the Closing, which, together with the approximately $3.3 million of cash of Legacy SOC Telemed, was used to pay the approximately $75.1 million cash component of the Merger Consideration to former stockholders, vested option holders and warrant holders of Legacy SOC Telemed in connection with the Closing.

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements, each dated July 29, 2020 (the “Subscription Agreements”), with certain investors pursuant to which the investors agreed to purchase an aggregate of 16,500,000 shares of Class A common stock in a private placement for an aggregate purchase price of $165.0 million (the “PIPE Investment”). Also as previously disclosed, on October 22, 2020, and October 23, 2020, the Company entered into Subscription Agreements with additional investors pursuant to which the investors agreed to purchase an aggregate of 300,000 shares of Class A common stock in a private placement for an aggregate purchase price of $3.0 million, increasing the aggregate PIPE Investment to $168.0 million. The PIPE Investment was consummated concurrently with the Closing.

Immediately after giving effect to the Business Combination (including as a result of the redemptions described above, the conversion of 4,375,000 outstanding Founder Shares (as defined in Note 5) into shares of Class A common stock on a one-for-one basis, the forfeiture by HCMC Sponsor LLC, a Delaware limited liability company (the “Sponsor”) of 1,875,000 Sponsor Contingent Closing Shares, the issuance of 16,800,000 shares of Class A common stock in the PIPE Investment and the issuance of 48,504,895 shares of Class A common stock to pay the stock component of the Merger Consideration to former stockholders, vested option holders and warrant holders of Legacy SOC Telemed in connection with the Closing), there were 76,773,862 shares of Class A common stock issued and outstanding and warrants to purchase 12,850,000 shares of Class A common stock of the Company issued and outstanding.

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s subsidiaries were comprised of Sabre Merger Sub I, Inc. and Sabre Merger Sub II, LLC.

All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for an Acquisition Transaction and consummating the Business Combination.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The registration statements for the Company’s Initial Public Offering were declared effective on December 12, 2019. On December 17, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 700,000 units (each, a “Placement Unit” and collectively, the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor, generating gross proceeds of $7,000,000, which is described in Note 4.

Transaction costs amounted to $14,354,733 consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $604,733 of other offering costs. On September 22, 2020, the underwriter agreed to reduce the deferred fee to $5,000,000 if the Business Combination was consummated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by federal, New York and New York City taxing authorities since inception.

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

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 12,850,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(1,971,055)	$(915,472)
Less: Income attributable to common stock subject to possible redemption	(34,402)	(1,610,360)
Adjusted net loss available to common shares	$(2,005,457)	$(2,525,832)

Weighted average shares outstanding, basic and diluted	8,226,913	8,209,618

Basic and diluted net loss per common share	$(0.24)	$(0.31)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, at $10.00 per Unit, which included the partial exercise by the underwriter of its option to purchase an additional 3,000,000 Units. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 700,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $7,000,000. Each Placement Unit consists of one share of Class A common stock (“Placement Share”) and one-half of one redeemable warrant (each, a “Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Acquisition Transaction within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Placement Units and all underlying securities will expire worthless.

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

The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Placement Shares underlying the Placement Units). As a result of the underwriter’s election to partially exercise their over-allotment option, 75,000 Founder Shares were forfeited and 750,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares automatically converted into common stock upon the consummation of the Business Combination on a one-for-one basis.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of an Acquisition Transaction or (B) subsequent to an Acquisition Transaction, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an Acquisition Transaction, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Related Party Loans

In order to finance transaction costs in connection with an Acquisition Transaction, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Acquisition Transaction, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Acquisition Transaction does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Acquisition Transaction, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Acquisition Transaction at a price of $10.00 per unit. The units would be identical to the Placement Units. No Working Capital Loans were made to the Company prior to, and no Working Capital Loans were converted into units in connection with, the consummation of the Business Combination.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on December 13, 2019 through the earlier of the Company’s consummation of an Acquisition Transaction and its liquidation, the Company would pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, of such fees, of which $25,000 and $5,000 are included in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The Company ceased paying these monthly fees upon the Closing.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

MTS Agreement

The Company agreed to pay MTS Health Partners L.P., an affiliate of the Sponsor, a fee in an amount equal to $1,750,000 for financial advisory services rendered in connection with the Company’s identification, negotiation and consummation of the Business Combination, the payment of which was payable upon the consummation of the Business Combination. Charles Ditkoff, the Company’s president and a member of the board of directors of the Company prior to the Closing, is a senior advisor to MTS Health Partners, L.P., and Dennis Conroy, the Company’s Chief Financial Officer prior to the Closing, serves as Chief Operating and Financial Officer for MTS Health Partners, L.P. The Company paid the fee to MTS Health Partners L.P. upon the consummation of the Business Combination.

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

In connection with the Closing, the Company, the Sponsor and SOC Holdings LLC entered into an Amended and Restated Registration Rights Agreement, dated as of October 30, 2020 (the “Amended and Restated Registration Rights Agreement”). Under the Amended and Restated Registration Rights Agreement, the Company is obligated to file a registration statement to register the resale of up to approximately 39.0 million shares of the Company’s Class A common stock held by the Sponsor and SOC Holdings LLC in addition to the Placement Warrants held by the Sponsor and the up to 350,000 shares of the Company’s Class A common stock issuable upon the exercise of the Placement Warrants. In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Sponsor and SOC Holdings LLC and their respective permitted transferees may demand at any time or from time to time, that the Company file a registration statement on Form S-1, or any similar long-form registration statement, or, if available, on Form S-3, to register the shares of the Company’s Class A common stock, including the Placement Warrants and shares of Class A common stock issuable upon exercise of the Placement Warrants, held by such stockholders. The Amended and Restated Registration Rights Agreement also provides “piggy-back” registration rights to such stockholders, subject to certain requirements and customary conditions. The Amended and Restated Registration Rights Agreement further provides that the Founder Shares and the Placement Shares held by the Sponsor or its permitted transferees will be locked-up for certain time periods ranging from between 30 days after the Closing for the Placement Shares to one year after the Closing for the Founder Shares, subject to certain exceptions.

Underwriting Agreement

The underwriter of the Initial Public Offering was entitled to a deferred fee of $0.35 per Unit of the gross proceeds from the Units sold in the Initial Public Offering, or $8,750,000 in the aggregate. On September 22, 2020, the underwriter agreed to reduce the deferred fee to $5,000,000 if the Business Combination was consummated. The adjusted deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,202,610 and 1,936,333 shares of Class A common stock issued and outstanding, excluding 23,497,390 and 23,763,667 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock automatically converted into shares of Class A common stock upon the consummation of the Business Combination on a one-for-one basis.

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

SOC TELEMED, INC.

(successor to Healthcare Merger Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$252,039,116	$250,124,562

NOTE 9. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Business Combination and changed its name from Healthcare Merger Corp. to SOC Telemed, Inc. on October 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Capitalized terms used but not defined in the following discussion and analysis shall have the meanings ascribed to them in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this report.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company incorporated on September 19, 2019 under the name Healthcare Merger Corp. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on December 19, 2019 and completed the Business Combination on October 30, 2020.

Recent Developments

On October 30, 2020 (the “Closing Date”), the Company consummated the Business Combination pursuant to the Merger Agreement by and among the Company, First Merger Sub, Second Merger Sub, and Legacy SOC Telemed. As a result of the Business Combination and the other transactions contemplated by the Merger Agreement, First Merger Sub merged with and into Legacy SOC Telemed, with Legacy SOC Telemed being the surviving corporation, immediately followed by Legacy SOC Telemed merging with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company (the “Mergers”). In connection with the Closing, the registrant changed its name from Healthcare Merger Corp. to SOC Telemed, Inc.

Results of Operations

Our entire activity from inception up to December 17, 2019 was in preparation for our Initial Public Offering. From the consummation of our Initial Public Offering through September 30, 2020, our activity was limited to the evaluation of business combination candidates and consummating the acquisition of Legacy SOC Telemed.

For the three months ended September 30, 2020, we had a net loss of $1,971,055, which consists of operating costs of $2,336,187, offset by interest income on marketable securities held in the Trust Account of $87,397, an unrealized gain on marketable securities held in our Trust Account of $230 and a benefit from income taxes of $277,505.

For the nine months ended September 30, 2020, we had a net loss of $915,472, which consists of operating costs of $2,826,776 and a provision for income taxes of $3,250, offset by interest income on marketable securities held in the Trust Account of $1,912,044 and an unrealized gain on marketable securities held in our Trust Account of $2,510.

Liquidity and Capital Resources

As of September 30, 2020, we had marketable securities held in the Trust Account of $252,039,116 (including approximately $2,039,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we have not withdrawn any interest earned on the Trust Account.

For the nine months ended September 30, 2020, cash used in operating activities was $855,967. Net loss of $915,472 was affected by interest earned on marketable securities held in the Trust Account of $1,912,044, an unrealized gain on marketable securities held in our Trust Account of $2,510 and a deferred tax provision of $3,250. Changes in operating assets and liabilities provided $1,970,809 of cash for operating activities.

We used substantially all of the funds held in the Trust Account to complete the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support services to the Company. We began incurring these fees on December 13, 2019 and will continue to incur these fees monthly until the earlier of the completion of our initial Acquisition Transaction or the Company’s liquidation.

In addition, we agreed to pay the underwriter of the Initial Public Offering a deferred fee of $0.35 per unit of the gross proceeds from the Units sold in our initial Business Combination, or $8,750,000 in the aggregate. On September 22, 2020, the underwriter agreed to reduce the deferred fee to $5,000,000 if the Business Combination was consummated. The adjusted deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

We have agreed to pay MTS Health Partners L.P., an affiliate of members of the Sponsor, a fee in an amount equal to $1.75 million for financial advisory services rendered in connection with our identification, negotiation and consummation of the Business Combination, the payment of which was payable upon the consummation of the Business Combination. The Company paid the fee to MTS Health Partners L.P. upon the consummation of the Business Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Business Combination was consummated in the quarter ending December 31, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on October 30, 2020, the risk factors previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 25, 2020, no longer apply. For risk factors relating to the Company’s business following the Business Combination, please refer to the section entitled “Risk Factors” in the Company’s definitive proxy statement/definitive consent solicitation statement/final prospectus dated October 14, 2020, and filed by the Company with the SEC on October 15, 2020, which is incorporated by reference into the Company’s Current Report on Form 8-K filed on November 5, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Merger Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp., Sabre Merger Sub I, Inc., Sabre Merger Sub II, LLC, and Specialists On Call, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.1	Form of Subscription Agreement, dated as of July 29, 2020, by and between Healthcare Merger Corp. and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
10.2	Support Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp. and SOC Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
10.3	Sponsor Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp. and HCMC Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOC TELEMED, INC.

Date: November 16, 2020	By:	/s/ John W. Kalix
	Name:	John W. Kalix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Hai Tran
	Name:	Hai Tran
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)