Form 10-K
period 2020-12-31
SOC Telemed, Inc.
filed 2021-03-30
CIK 1791091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39160

SOC TELEMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3131208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1768 Business Center Drive, Suite 100, Reston, Virginia	20190
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (866) 483-9690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	TLMD	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	TLMDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price of the registrant’s Class A common stock on The Nasdaq Stock Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $250.5 million.

The number of shares of the registrant’s Class A common stock outstanding as of March 24, 2021, was 76,773,380.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SOC Telemed, inc.

annual report on form 10-K
For the fiscal year ended decembEr 31, 2020

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Merger Transaction, which may be affected by, among other things, competition and our ability to manage our growth following the Merger Transaction;

●	our financial performance and capital requirements;

●	our expectations relating to bookings and revenues;

●	our market opportunity and our ability to estimate the size of our target market;

●	our ability to retain our existing clients and to increase our number of clients;

●	potential acquisitions and integration of complementary businesses and technologies;

●	our ability to maintain and expand our network of established, board-certified physicians and other provider specialists;

●	our ability to attract, integrate, and retain key personnel and highly qualified personnel;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the effects of the COVID-19 pandemic on our business and operations;

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	the possibility that our business may be harmed by other economic, business, and/or competitive factors; and

●	other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of this report.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” under Part I, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

The forward-looking statements made by us in this report speak only as of the date of this report. Except to the extent required under the federal securities laws and rules and regulations of the SEC, we disclaim any obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there is no assurance that the events or results suggested by the forward-looking statements will in fact occur, and you should not place undue reliance on these forward-looking statements.

Unless the context otherwise indicates, references in this report to the terms “SOC Telemed,” the “Company,” “we,” “our” and “us” refer to SOC Telemed, Inc., a Delaware corporation, and its consolidated subsidiaries.

ii

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in the section entitled “Risk Factors” under Part I, Item 1A of this report, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability realize the anticipated benefits of the Merger Transaction and may harm our business. Such risks include, but are not limited to:

●	We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

●	The level of demand for and market utilization of our solutions are subject to a high degree of uncertainty.

●	We have a history of losses and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

●	Our business, financial condition and results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic or similar epidemics in the future or other adverse public health developments, including government responses to such events.

●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

●	Developments affecting spending by the healthcare industry could adversely affect our revenues.

●	If our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from us, our business may be harmed.

●	Our telemedicine business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

●	Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be harmed if those relationships were disrupted.

●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

●	We may require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.

●	If we fail to comply with extensive healthcare laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

●	Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm to us and, in turn, harm our client base and our business.

●	Warburg Pincus has significant influence over us, and their interests may conflict with ours and those of our other stockholders in the future.

●	Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.

iii

Part I

Item 1.	Business.

Corporate History and Background

We were incorporated in Delaware in September 2019 and formed as a special purpose acquisition company known as Healthcare Merger Corp. (“HCMC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our legacy business (“Legacy SOC Telemed”) was founded in 2004. On October 30, 2020, we completed the acquisition of Legacy SOC Telemed pursuant to an Agreement and Plan of Merger, dated as of July 29, 2020 (the “Merger Agreement”), by and among us, Sabre Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of HCMC, Sabre Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of HCMC, and Specialists On Call, Inc, a Delaware corporation. We collectively refer to the transactions contemplated by the Merger Agreement as the “Merger” or the “Merger Transaction.” As part of the Merger Transaction, we changed our name from Healthcare Merger Corp. to SOC Telemed, Inc.

Our Mission

Our mission is to connect patients to the highest quality clinicians at the right time, regardless of proximity.

Overview

We are a leading provider of acute care telemedicine services and technology to U.S. hospitals and healthcare systems based on number of clients. We provide technology enabled clinical solutions which include acute teleNeurology, telePsychiatry, and teleICU, and we believe that we have significant opportunities to expand into other specialties, such as our telePulmonology service introduced in 2021. We support specialty care, providing time-sensitive specialty care when patients are vulnerable and may not otherwise have access. Our solution was developed to support complex workflows in the acute care setting by integrating our cloud-based software platform, Telemed IQ, with a panel of patient advocates and a network of clinical specialists to create a seamless, acute telemedicine solution. We have delivered over one million telemedicine consultations since the founding of our business in 2004.

Hospitals and health systems today face many challenges. Over the next decade, the U.S. is expected to continue to face a shortage of primary and specialist physicians in both urban and rural communities, which will adversely impact access to care and clinical outcomes. In addition, hospitals and health systems have difficulty efficiently staffing with unknown and unpredictable patient demand, leading to increased costs or delays in patient care. These challenges, combined with increased financial pressure, are driving hospitals and healthcare systems to seek solutions that can deliver cost-effective access to qualified clinicians and high-quality care.

We focus on the acute telemedicine industry. Access to timely care is essential to improved health outcomes, but the complexity in the operating environment for acute telemedicine creates significant barriers to entry. Technology enablers and network reliability are critical to connect remote specialists to patients and bedside providers within minutes. Additionally, predictive analytics, actionable data, a flexible decision engine and workflow assurance facilitate rapid clinician deployment and intelligent support in prioritizing critical patient needs. An effective telemedicine platform also must be integrated across hospitals and health systems yet work within the local system hardware and software infrastructure in order to optimize workflow and enhance clinical outcomes.

Our cloud-based Telemed IQ technology platform and deployment engine optimizes workflows and supports both scheduled and on-demand telemedicine evaluations via any web-enabled device, at any care location, across the care continuum. Our platform is a fully integrated and configurable technology solution that seamlessly combines voice, video, imaging, electronic medical record (EMR) integration, clinical workflow optimization, clinical resource management, analytics, predictive modeling and other reporting tools. As an enterprise offering, Telemed IQ allows hospitals, health systems and other healthcare organizations the ability to provide telemedicine programs either with their own clinical team or in conjunction with our affiliated network of established, board-certified physicians and other provider specialists. Our affiliated national provider network is comprised of more than 170 board-certified neurologists, psychiatrists and intensivists, representing a critical mass of scarce clinical resources ready for deployment and collaboration at health facilities nationwide. Telemedicine has been growing rapidly over the last several years and this growth has accelerated as a result of the COVID-19 pandemic, leading to unprecedented change in the way healthcare is delivered both in the United States and around the world.

We have experienced significant growth since the founding of our business in 2004. We derive our revenues primarily from hospitals and health systems, physician groups and government clients. Our clients generally enter into multi-year agreements where they pay us a fixed monthly fee for the availability to perform a pre-determined number of consults. If our clients exceed that fixed monthly allotment, we charge a per consult rate for any subsequent consultations during that period. In 2020, approximately 64% of our revenues were from fixed monthly fees. Clients may also choose to license the Telemed IQ platform as a stand-alone software-as-a-service (SaaS) solution for virtualizing their own clinician networks. In these instances, we receive a subscription license fee for each clinician that uses our platform. Although revenues from Telemed IQ subscription license fees have been immaterial to date, they have been increasing in recent periods and we plan to continue to invest in developing these revenue streams to address our market opportunity. Recently, our affiliated provider network began enrolling with and seeking payment from certain payers where professional services delivered are eligible for reimbursement under payer programs.

COVID-19 Impact on Telemedicine

In January 2020, the United States Department of Health and Human Services (“HHS”) declared the Novel Coronavirus Disease 2019 (“COVID-19”) a public health emergency and has renewed this determination several times, most recently in January 2021. In March 2020, the World Health Organization also declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of global financial markets. In response, many countries, including the United States, have implemented business closures and restrictions, stay-at-home and social distancing ordinances and similar measures to combat and contain the spread of the pandemic. While some of these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of COVID-19 and the discovery of various new COVID-19 variants in some markets has slowed, halted or reversed the reopening process altogether. Although the rollout of COVID-19 vaccines is currently underway in the United States, we expect that it will take significant time before the vaccines are widely available on a significant scale.

The COVID-19 pandemic has had a significant impact on the telemedicine market by increasing utilization, awareness and acceptance among patients and providers. In the current environment, telemedicine has been promoted at the highest levels of government as a key tool for on-going healthcare delivery while infection control and government orders require individuals to shelter in-place or remain socially distant. Telemedicine provides access to care when access to healthcare facilities are limited due to state-mandated stay-at-home orders and general patient fear of traditional in-person visits. Moreover, as the clinicians themselves were quarantined or otherwise relegated to their homes due to safety issues, telemedicine provided a solution for remote providers to continue care for patients and for hospitals to access additional specialists to augment remaining staff. During the COVID-19 public health emergency, the U.S. Congress and the Centers for Medicare and Medicaid Services (“CMS”) significantly reduced regulatory and reimbursement barriers for telemedicine. As a result, we believe telemedicine spending increased starting in the second quarter of 2020, and we expect this trend to continue after the public health emergency. In addition to Medicare and Medicaid, many states have issued executive orders or even permanent legislation removing or reducing the regulatory and reimbursement barriers for telemedicine.

Our Stakeholders

We deliver value to all our stakeholders — the hospital, physician and patient.

●	Hospitals: We provide hospitals with efficient, collaborative high-quality care at a lower cost. We enable hospitals to retain high-value capabilities benefiting their communities, such as stroke care, to avoid costly backlogs for psychiatric evaluations in emergency departments, and to improve patient quality of care, through timely access to specialized resources.

●	Physician Groups: We enable physician groups to more effectively deploy clinical capital. By doing so, physician groups can better optimize scarce and expensive clinical resources to better match clinician supply to patient demand and improve their productivity and profitability.

●	Patients: We provide patients with access to quality care when and where it is needed. We ensure patients have access to scarce clinical specialists and rapid intervention to address acute procedures for better outcomes.

Our Telemed IQ SaaS Platform

Adapting the acute care workflow to telemedicine involves a complex orchestration between patient, remote physician, bedside health provider and the consult coordination experts. All of these participants are mediated by a low-code, highly configurable software platform, which features a configurable decision engine, matching patients and physicians and coordinating the various stages of the procedure and follow-up.

Illustrative example:

●	Patient presents in the emergency room with stroke symptoms.

●	Onsite clinician initiates a consult request to a teleNeurologist using our Telemed IQ platform.

●	Our configurable decision engine prioritizes the consult given clinically based acuity and required response time data points.

●	Simultaneously, the platform scores and ranks the physicians who are eligible to handle this consult.

●	After the most appropriate and available teleNeurologist is selected, contacted and engaged on our Telemed IQ platform, the physician evaluates the patient over an automated video connection. Through our platform, the physician views the same images that are available in the hospital and collaborates with the onsite clinicians for the patient’s care. Upon completion of the consultation, evaluation notes are seamlessly transferred via the Telemed IQ into the patient record of the hospital’s electronic medical record.

Our Solution

Acute care is a complex and heterogeneous environment within a single hospital and every hospital within a larger integrated delivery network can have its own unique workflows. To operate in this environment, we need to be flexible, adapting to these workflows and the technology infrastructure. We built our platform technology and solutions around this premise and have successfully addressed this complexity. As a result, we can enable varying provider-to-patient and provider-to-provider interactions across different specialties, provider groups, locations and technology infrastructure. Our solution supports both scheduled and on-demand telemedicine evaluations, can be deployed across our network of board-certified physicians and other provider specialists, third-party clinicians or both, and can run on any telemedicine endpoint at any location. All of these capabilities have been built into our cloud-based Telemed IQ technology platform. We leverage this platform across three different configurations that we sell to the market.

●	Core Services: We integrate the Telemed IQ SaaS platform with our own consult coordination center and provider network of neurologists, psychiatrists and intensivists to provide a complete, turnkey acute telemedicine solution.

●	Managed Services: We provide the combination of our Telemed IQ SaaS platform with our consult coordination center and the client integrates these services with its own or other third-party clinicians. Our platform currently enables more than 20 specialties.

●	Telemed IQ SaaS Platform: We provide our platform by itself to health systems and other provider groups that want to incorporate their own consult coordination center and clinician networks.

Our Offerings

Core Services: We integrate our Telemed IQ SaaS platform, consult coordination center and physician network of neurologists, psychiatrists and intensivists to provide a turnkey acute telemedicine solution that addresses the clinical provisioning and financial needs of our clients. The benefits of our core services are to rapidly provide access to scarce physicians and other provider specialists to help our hospital partners increase access to specialist care, improve outcomes for their patients, retain high-value capabilities, reduce costs and enable clients to care for more clinically complex cases.

Managed Services: We provide the combination of our Telemed IQ SaaS platform with our consult coordination center and the client integrates these services with its own or other third-party physicians. This flexible approach enables our clients to optimize the provisioning of their valuable clinical resources across a broad geography utilizing a proven and scaled telemedicine platform that is configurable for their needs on a multi-specialty basis. We currently enable more than 20 specialties on our platform, which can support additional specialties as needed by our clients.

Telemed IQ SaaS Platform: We provide our Telemed IQ platform on a standalone basis as a SaaS solution to health systems and other provider groups that want to incorporate their own consult coordination center and physician resources. This subscription-based model allows clients to fully leverage their investments in transfer, call and coordination centers to manage and facilitate telemedicine interactions across their enterprise, using a technology platform that was purpose-built to support the complex and unique needs of an acute patient care setting.

Technology

Our Telemed IQ SaaS platform was purpose-built to run our acute care services business. We developed a scaled, configurable platform with sophisticated functionality to meet our clinical, financial and operational needs. Our clients benefit from our experience, data analysis, continuous enhancements and best practices. Our Telemed IQ platform helps our clients achieve their clinical, financial and operational goals by facilitating the efficient deployment of clinical resources to where it is needed most. Our platform can be extended to other specialties and service lines, based on the client’s needs, and has been utilized across more than fifteen specialties with a high degree of customization. Clients can deploy the platform with their own network of clinicians, our network of board-certified physicians and other provider specialists, third-party clinicians, or any combination thereof.

Our low-code development platform provides us with a significant competitive advantage. We can conceptualize, configure, and deploy new workflows and clinical service lines rapidly, adding value to our clients and facilitating growth. Our browser-based platform lets clinicians conduct telemedicine evaluations using a laptop, tablet or phone application on iOS and Android platforms. We offer two-way integration with electronic medical record systems and have received formal certification from both Epic and Cerner.

To optimize the assignment of clinicians to the telemedicine consult, our platform uses multiple automated decision support engines that sort incoming consults according to client-guided custom priority rules. The decision support engines determine the most appropriate clinician who can and should take the consult based on each client’s predetermined rules. Our platform also manages the structured communication between the clinician initiating the consult and the clinician accepting the consult assigned action.

Our Telemed IQ platform captures a significant volume of clinical, financial and operational data that is utilized on a de-identified basis to provide our clients with actionable data analytics and insights. We also enable our clients to run analyses and benchmark their performance against similar or geographically proximate organizations. We believe our data analytic tools and transparency fosters trust among our clients and helps optimize their workflow while improving quality of care, throughput, response time, and productivity.

Scalability and Security

We host our applications and serve our clients from several cloud-based data centers, including those operated by AWS, which are designed to support high levels of availability and have redundant subsystems and compartmentalized security zones. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention. We have implemented telehealth industry-standard processes, policies and tools across our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing in order to reduce the risk of vulnerabilities in our system. We also have achieved HITRUST CSF security certification, a recommended framework trusted by many health systems and hospitals to manage risk.

We have achieved over 99.99% uptime over the 12 months ended December 31, 2020. We monitor our systems for any signs of trouble and take precautions as necessary. Systems transmit encrypted backup files and logs over secure connections to multiple storage devices.

Operations

Our implementation, training, clinical provisioning, credentialing, client service and technical teams work collaboratively to onboard new clients and efficiently execute acute care telemedicine consultation requests.

Implementation and Training

We can deploy our solution rapidly, in less than 72 hours, as we demonstrated during the COVID-19 pandemic. In the ordinary course, a typical installation requires approximately 90 to 120 days, depending on client availability. We provide training for our clients to ensure a seamless transition to our telemedicine services. Prior to any implementation, we analyze our clients’ workflow and develop an implementation plan that meets their objectives and incorporates industry best practices.

Clinical Provisioning

Our clinical provisioning team matches clinical supply to demand by focusing on both our client’s long-term and short-term staffing needs. We analyze historical data and use our proprietary and predictive analytics and tools to evaluate each clinical service line to project consult demand in order to assess the number of specialists needed for each hour of the day and for each day of the week. We continuously monitor and analyze utilization data from across the country to identify patterns, surges and spikes and adjust coverage as necessary. We also use a variety of data sources and analytics to strategically drive our long-term staffing strategy and scale our practice in advance of demand.

Credentialing, Licensing, and Privileging

Acute telemedicine is different from consumer telehealth offerings because physicians must be both licensed in the state where the patient is located and be privileged at the healthcare facility where the patient is being treated. These requirements create a highly complex compliance environment, because there is significant variability in the licensing and credentialing requirements and procedures mandated by individual state licensing boards and related lead times. At the facility level, the administrative burden associated with credentialing and privileging is a resource-intensive process. We ensure that our network of board-certified physicians and other provider specialists acquire and maintain the qualifications required for their specialty and receive the licenses and privileges necessary to practice across multiple states and facilities in a timely manner. We have established rigorous processes and policies that allow us to meet the expectations of our clients and comply with applicable federal, state and accreditation standards. Every physician who applies for privileges is reviewed by a group of peers in accordance with applicable regulatory and accreditation requirements. We currently manage over 2,600 licenses and 13,700 privileges on behalf of our network physicians.

Consult Coordination Center

The critical nature of our work often requires physicians to make life-saving decisions shortly after interacting with a health facility or patient. Every inbound request and consultation is monitored by a team of consult coordination experts. These experts are responsible for monitoring and managing the efficient execution of our services from the initial consult request through preparation, physician assignment, and post evaluation documentation on a 24-hour, 7-days-a-week, 365-days-a-year basis. Our technology solution empowers the team managing this capability with tools to manage consult flow, prioritize by consult severity and ensure that the technology, physician, bedside provider and patient are ready for clinical interaction. All of our communications take place in real-time providing physicians and other provider specialists with immediate updates around patient status. Appropriate metrics are captured regarding telemedicine consults for quality assurance purposes and evaluation in quality care and client satisfaction.

Quality

We are focused on providing the highest level of clinical and operational quality. We have developed a comprehensive quality management program that supports evidence-based practices, tracks client satisfaction levels and encourages continuous improvement of telemedicine services. Our clinical leaders regularly review industry accepted standards and when appropriate, make changes to our processes, documentation standards and templates. As new practice standards are introduced, our network of board-certified physicians and other provider specialists review these standards and adapt them for national telemedicine practice. Our network physicians and other specialists are continuously trained and evaluated to appropriately integrate and utilize these updated practice standards.

In 2006, we were the first telemedicine organization to earn The Joint Commission’s Gold Seal of Approval for Ambulatory Health Care Accreditation, a status we have retained since that time. Similar to our hospital clients, we are evaluated for compliance with ambulatory care standards, including coordination of care, physician credentialing, monitoring of clinical quality, operational infrastructure, security and emergency procedures. Since 2019, we have been accredited for telemedicine by URAC (formerly known as the ClearHealth Quality Institute). Our processes undergo regular review by The Joint Commission and URAC as part of their ongoing accreditation processes.

Sales and Marketing

We have a team of experienced sales executives who are primarily responsible for selling our core solutions and services directly to hospitals and health systems. Our team is organized into geographic territories and supported by clinical experts, technical experts, business development and lead-generation managers. In addition, we have developed channel clients who incorporate our platform as part of a model that combines on-site staffing solutions with telemedicine.

Our marketing program supports our growth and lead generation though content development, brand awareness, search engine optimization, field marketing events, integrated campaigns, industry relations and public media.

Research and Development

Our ability to continue to differentiate and enhance our platform depends on our capacity to continue to introduce new services, technologies and functionality. Our product development team, which as of December 31, 2020, consisted of 30 employees, is responsible for the design, development, testing and certification of our solution. We are a client-led organization that has invested heavily in our strategic product management team, low-code development platform, network of industry relationships and innovative infrastructure. We focus our research and development spend on delivering new products and further enhancing the functionality, performance and flexibility of our solution.

Competition

The telemedicine market is rapidly evolving and highly competitive. We expect competition to intensify in the future as existing competitors and new entrants introduce new telemedicine services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. We currently face competition from a range of companies, including other incumbent providers of acute care telemedicine consultation services and specialized software providers that are continuing to grow and enhance their service offerings and develop more sophisticated and effective transaction and service platforms. In addition, large, well-financed healthcare providers have in some cases developed their own telemedicine services and technologies utilizing their own and third-party platforms and may provide these solutions to their patients.

While there are many competitors in our industry, many began from a hardware-centric focus, with the goal of extending and integrating their devices into hospitals. We approached the development of our Telemed IQ SaaS platform differently by focusing on optimizing a large network of board-certified physicians and other provider specialists across numerous complex workflows. As a result, configurability, modularity and optimization became imperative and we subsequently made these capabilities available on a low-code development platform to address the configurability needs of our clients.

We believe we compete favorably based on the following key competitive factors for our industry:

●	access to a broad network of established, board-certified physicians and other provider specialists;

●	purpose-built acute care platform with highly configurable workflows;

●	demonstrated scalability;

●	clinical and service quality;

●	client satisfaction;

●	value;

●	reporting, analytics and benchmarking;

●	experience; and

●	flexibility.

Tele-Physicians Practices

We support and coordinate the services of our affiliated clinician network through administrative support services agreements or similar arrangements (“Administrative Agreements”) with six independent professional entities: Tele-Physicians, P.C. (d/b/a California Tele-Physicians), Tele-Physicians, P.C. (d/b/a Georgia Tele-Physicians), Tele-Physicians, P.C. (d/b/a New Jersey Tele-Physicians), Tele-Physicians, P.A. (d/b/a Texas Tele-Physicians), JSA Health California PC and JSA Health Texas PLLC (collectively, the “Tele-Physicians Practices”). The Tele-Physician Practices are 100% physician-owned and employ or contract with physicians for the clinical and professional services provided to clients of ours and the Tele-Physicians Practices. Under the Administrative Agreements, we have agreed to serve as the sole and exclusive administrator of all non-clinical, day-to-day operations and business functions required for the administrative operation of each Tele-Physicians Practice, including business support services, contracting support, accounting, billing and payables support and technology support, so that each Tele-Physicians Practice may provide to its clients professional medical diagnosis, evaluation and therapeutic intervention services in certain specialty areas through telemedicine consultations. The Administrative Agreements require the Tele-Physicians Practices to maintain the state licensure and other credentialing requirements of its physicians and professional liability insurance covering each of its physicians. We separately carry a medical professional liability insurance policy. Under each of the Administrative Agreements, the applicable Tele-Physicians Practice pays us a monthly administrative fee of a fixed dollar amount multiplied by the average number of client facilities then under contract with the Tele-Physicians Practice, plus certain direct costs incurred by us on behalf of the Tele-Physicians Practice. Typically, the Administrative Agreements have an initial five-year term and automatic annual extensions thereafter. Unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceedings by the non-terminating party, a material breach of the applicable Administrative Agreement by the non-terminating party or otherwise pursuant to the terms thereof, each of the Administrative Agreements automatically renews for a one-year term, unless either party to the applicable services agreement delivers written notice of its intent not to renew at least 90 days prior to the expiration of the preceding term. The Tele-Physicians Practices are considered variable interest entities and their financial results are included in our consolidated financial statements. See Note 5 of our consolidated financial statements included elsewhere in this report.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We primarily rely on a combination of trademarks, copyrights, trade secrets, intellectual property assignment agreements, confidentiality procedures, nondisclosure agreements and employee nondisclosure and invention assignment agreements and other similar measures to establish and protect our intellectual property and internally developed technology, including our Telemed IQ software platform. Our trademarks include SOC Telemed, marks for our acquired businesses, and various marketing slogans. Although we do not currently hold a patent for Telemed IQ, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future. However, these intellectual property rights and procedures may not prevent others from competing with us. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our solution or to obtain and use information that we regard as proprietary, and may also attempt to develop similar technology independently. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could harm our business.

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change, especially health regulatory requirements. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated provider network, to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Provider Licensing, Medical Practice, Telemedicine Standards and Related Laws and Guidelines

The practice of medicine is subject to various federal, state and local laws, regulations and approvals, relating to, among other things, health provider licensure, adequacy and continuity of medical care, medical practice standards (including specific requirements when providing healthcare utilizing telemedicine technologies and consulting services among providers), medical records maintenance, personnel supervision, and prerequisites for the prescription of medication. The application of some of these laws to telemedicine is unclear and subject to differing interpretation. Further, laws and regulations specific to delivering medical services utilizing telemedicine technologies continues to evolve with some states incorporating modality and consent requirements for certain telemedicine encounters.

U.S. Corporate Practice of Medicine; Fee-Splitting

We contract with physician-owned professional associations and professional corporations to make available coordinated telemedicine services on our platform. In connection with these arrangements, we administer all non-clinical aspects of the telemedicine services to support the independent professional associations, professional corporations, and their health providers, including billing, scheduling and a wide range of other administrative and support services, and they pay us a pre-determined amount for those services. These contractual relationships are subject to various state laws that prohibit fee-splitting (sharing of professional services income with nonprofessionals) or the practice of medicine by lay entities or unlicensed persons.

State corporate practice of medicine and fee-splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation, enforcement discretion by state regulators, and, in some cases, dated, yet still valid case law. Some of these requirements may apply to us or our affiliated provider network even if we do not have a physical presence in the state, based solely on the engagement of a provider licensed in the state or the provision of telemedicine to a resident of the state. However, regulatory authorities or other parties, including providers in our affiliated provider network, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, or the need to make changes to the arrangements with our affiliated provider network; each of which could interfere with our business or prompt other adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

Our affiliated provider network may be subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring beneficiaries of certain government programs to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties for each violation, and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could harm our business.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines per violation and damages of up to three times the amount of the unlawful remuneration, and imprisonment of up to ten years. Imposition of any of these remedies could harm our business. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe harbor regulations that outline categories of activities deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action. Penalties for False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

State Fraud and Abuse Laws

Most states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. These criminal statutes punish certain conduct resulting in the submission of claims to private payors that may also implicate the federal False Claims Act if resulting in claims to governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts, that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries without appropriate justification can also be held liable under the federal Anti-Kickback Statute and False Claims Act, which can impose additional penalties. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

U.S. Federal and State Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our affiliated network providers and our hospital, health system and other provider clients are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. SOC Telemed is a business associate under HIPAA when we are working on behalf of our affiliated medical groups and hospital, health system, and other provider clients.

Violations of HIPAA may result in civil and criminal penalties. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.

Many states in which we operate and in which patients of our clients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Reimbursement

Medicare

The Medicare program offers beneficiaries different ways to obtain medical benefits: (i) Medicare Part A, which covers, among other things, in-patient hospital, SNFs, home healthcare, and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services, durable medical equipment, and certain other types of items and healthcare services; (iii) Medicare Part C, also known as Medicare Advantage, which is a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B; and (iv) Medicare Part D, which provides coverage for prescription drugs that are not otherwise covered under Medicare Part A or Part B for those beneficiaries that enroll.

Our affiliated provider network is reimbursed by the Part B and Part C programs for certain of the telemedicine services it provides to Medicare beneficiaries. Medicare coverage for telemedicine services is treated distinctly from other types of professional medical services and is limited by federal statute and subject to specific conditions of participation and payment pursuant to Medicare regulations, policies and guidelines, including the location of the patient, the type of service, and the modality for delivering the telemedicine service, among others.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states (or the state’s designated managed care or other similar organizations) under approved plans. Our affiliated provider network is reimbursed by certain state Medicaid programs for certain of the telemedicine services it provides to Medicaid beneficiaries. Medicaid coverage for telemedicine services varies by state and is subject to specific conditions of participation and payment.

Participation in Medicare/Medicaid Programs

Participation in the Medicare, including Medicare Advantage, and Medicaid programs is heavily regulated by federal and state (in the case of Medicaid) statute, regulation, policy, and guidance protocols. If a provider fails to comply substantially with the requirements for participating in the programs, the provider’s participation may be terminated and/or civil or criminal penalties may be imposed. Our affiliated network providers are enrolled with Medicare and certain Medicaid programs, and they also participate in arrangements administered by commercial payers under the Medicare Advantage program. In the ordinary course of business, we may from time to time be subject to inquiries, investigations and audits by federal and state agencies that oversee applicable government program participation. In addition to auditing compliance with program requirements, these audits can trigger, particularly when issues are identified, investigations, repayments, and requirements under certain of the U.S. Federal and State Fraud and Abuse Laws described above.

COVID-19 Waivers and Limited Statutory Changes

As a result of the COVID-19 pandemic, federal and state governments have enacted legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers seeking to utilize telemedicine methods in providing care to patients during the public health emergency. These measures include temporary relief from certain Medicare conditions of participation requirements for healthcare providers, temporary relaxation of licensure requirements for healthcare professionals by some states, temporary relaxation of privacy restrictions for telemedicine remote communications, and temporarily expanding the scope of services for which Medicare and Medicaid reimbursement is available during the emergency period. These changes have temporarily increased reimbursement available to our affiliated provider network for telemedicine services provided.

Human Capital

As of December 31, 2020, we had 226 employees, including 30 in research and development and 35 in sales, marketing and client success. Of these employees, all are located in the United States and approximately 53% are female and approximately 47% are male, with an average tenure across all employees of approximately 3.4 years. None of our employees are represented by a labor union. We leverage a network of established, board-certified physicians and other provider specialists through our relationships with affiliated professional entities.

Our human capital management objective is to attract, retain and develop talent to deliver on our corporate strategy. We manage our human capital through the following programs:

Employee Health and Safety and COVID-19—During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. In response to the pandemic, we mandated that our employees work from home, with limited exceptions of essential employees onsite. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity while working from home.

Compensation and Benefits—Our compensation and benefits program is designed to attract, retain and motivate employees. We offer competitive base salaries and a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key strategic and financial metrics. We also offer comprehensive benefit options, including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts and legal insurance.

Engagement—We believe in continual improvement and use employee feedback to drive and improve processes and programs that support our clients and ensure a deep understanding of our employees’ experience. We conduct a confidential employee survey each year.

Diversity, Equity & Inclusion (“DEI”)—We believe a diverse workforce and equitable and inclusive working environment are key factors in achieving better outcomes across all levels of our business. We value diverse perspectives and are proud of our diverse representation throughout the organization. To further this, we are launching a DEI Council in 2021 to generate ideas on how we can continue to create an inclusive, equitable and diverse environment and measure progress. We support employee-led efforts, and the DEI Council will be comprised of employees from across the Company. We believe it is equally important that leadership is engaged, and the DEI Council will be sponsored by our Chief Executive Officer and Chief Human Resources Officer, who have expressed commitment and support of increasing our DEI initiatives.

Also see the section entitled “Risk Factors—Risks Related to Our Business and Industry—We depend on our senior management team, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could harm our business” under Part I, Item 1A of this report.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on the Investor Relations portion of our website at soctelemed.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this report. All website addresses in this report are intended to be inactive textual references only.

Item 1A.	Risk Factors.

Our business and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline.

Risks Related to Our Business and Industry

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

The telemedicine market is rapidly evolving and highly competitive. We expect competition to intensify in the future as existing competitors and new entrants introduce new telemedicine services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. We currently face competition from a range of companies, including other incumbent providers of telemedicine consultation services and specialized software providers, that are continuing to grow and enhance their service offerings and develop more sophisticated and effective transaction and service platforms. In addition, large, well-financed healthcare providers have in some cases developed their own telemedicine services and technologies utilizing their own and third-party platforms and may provide these solutions to their patients. Electronic medical record vendors could build telemedicine functionality directly into their existing systems for healthcare providers instead of utilizing our solution. The surge in interest in telemedicine, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms. Competition from specialized telemedicine services and software providers, healthcare providers and other parties will result in continued pricing pressures, which is likely to lead to price declines in certain of our services, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telemedicine market, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solutions. If we are unable to compete successfully in the telemedicine industry, our business, financial condition and results of operations will be harmed.

Moreover, we expect that competition will continue to increase as a result of consolidation in the healthcare industry. Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our telemedicine consultation and platform services. If we are forced to reduce our prices and are unable to achieve a corresponding reduction in our expenses, our revenues would decrease, which could harm our business.

The level of demand for and market utilization of our solutions are subject to a high degree of uncertainty.

The market for telemedicine services and related technology is in the early stages of development and characterized by rapid change. As telemedicine specialty consultation workflows and related business drivers continue to evolve, the level of demand for and market utilization of our telemedicine services and platform remain subject to a high degree of uncertainty. Our success will depend to a substantial extent on the willingness of healthcare organizations to use, and to increase the frequency and extent of their utilization of, our solutions and our ability to demonstrate the value of telemedicine to healthcare providers. If healthcare organizations do not recognize or acknowledge the benefits of our telemedicine services or software platform or if we are unable to reduce healthcare costs or generate positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns about our solutions or the telemedicine market as whole could limit market acceptance of our solutions. If our clients do not perceive the benefits of our solutions, then our market may not develop at all, or it may develop more slowly than we expect. Achieving and maintaining market acceptance of our solutions could be negatively affected by many factors, including:

●	the popularity, pricing and timing of telemedicine consultation services being launched and distributed by us and our competitors;

●	general economic conditions, particularly economic conditions adversely affecting discretionary and reimbursable healthcare spending;

●	federal and state policy initiatives impacting the need for and pricing of telemedicine services;

●	changes in client needs and preferences;

●	the development of specialty care practice standards or industry norms applicable to telemedicine consultation services;

●	the availability of other forms of medical and telemedicine assistance;

●	lack of additional evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;

●	perceived risks associated with the use of our solutions or similar products or technologies generally; and

●	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In addition, our solutions may be perceived by our clients or potential clients to be more complicated or less effective than traditional approaches, and may be unwilling to change their current healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our solutions until there is sufficient evidence to convince them to alter their current approach. Any of these factors could adversely affect the demand for and market utilization of our solutions, which would harm our business.

We have a history of losses and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $49.8 million and $18.2 million for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $236.2 million as of December 31, 2020. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards enhancing our services and platform, growing our business and operating as a public company and as we continue to invest in increasing our hospital and healthcare system client base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, revenue from sales of our telemedicine consultation services, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2020 and 2019, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to address these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our Class A common stock.

The developing and rapidly evolving nature of our business and the markets in which we operate may make it difficult to evaluate our business.

We have been creating offerings for the developing and rapidly evolving market for telemedicine services since the founding of our business in 2004. Our initial focus was on our teleNeurology services and we have since expanded our services to include other specialties and offerings. For example, we have started offering our Telemed IQ telemedicine software platform to hospitals and healthcare systems independent of the utilization of our provider network, and our sales team has less experience marketing this service. Accordingly, we have a relatively limited operating history with our current solutions and business model, which makes it difficult to evaluate our business and prospects. In particular, because we depend in part on market acceptance of our newer services, including our Telemed IQ software platform, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include those frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining clients, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. If we have difficulty launching new solutions, our reputation and our business may be harmed. Additional risks include our ability to effectively manage growth and process, cross-license and privilege physicians, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our business, financial condition and results of operations could differ materially from our expectations and our business could suffer.

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. In addition, an increasing percentage of our revenues is based upon variable fee provisions in our client service contracts for additional utilization of our consultation services. Those variable consultation fees fluctuate based on the degree to which clients are utilizing our services exceed the contracted amounts, which is difficult to predict in advance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●	the addition or loss of large hospital and healthcare system clients, including through acquisitions or consolidations of such clients;

●	seasonal and other variations in the timing of our sales and implementation cycles, especially in the case of our large clients;

●	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our clients;

●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare system clients or strategic partners;

●	hospital and healthcare system client renewal rates and the timing and terms of such renewals;

●	the mix of services sold and utilization volume of our services during a period;

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

●	technical difficulties or interruptions in our services;

●	breaches of information security or privacy;

●	our ability to hire and retain qualified personnel, including cross-licensing and privileging our physician network;

●	changes in the structure of healthcare provider and payment systems;

●	changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

●	the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;

●	the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the actions taken to contain or address its impact, including the availability, adoption and effectiveness of a vaccine, and their impact on economic, industry and market conditions, client spending budgets and our ability to conduct business;

●	political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and

●	changes in business or macroeconomic conditions.

The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Our business, financial condition and results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic or similar epidemics in the future or other adverse public health developments, including government responses to such events.

The outbreak of COVID-19 has caused many governments to implement quarantines, shelter-in-place orders and significant restrictions on travel, and to instruct individuals to avoid crowds, which has led to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours and the healthcare system generally. Although there are vaccines that have been approved and are in the early stages of distribution, it cannot be predicted how long it will take before a sufficient percentage of the United States’ population is vaccinated to return to normal conditions. Additionally, new and potentially more contagious variants of COVID-19 have been identified, which could further amplify the impact of the pandemic. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending and has and may continue to adversely impact demand for and utilization of our services if healthcare providers continue to prioritize treatment of COVID-19-related illnesses and patients are unable or unwilling to visit health care providers. The economic downturn and other adverse impacts resulting from COVID-19 or other similar epidemics or adverse public health developments may further negatively impact the utilization rates of our services by our clients and our ability to attract new clients and may increase the likelihood of clients not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements. In addition, the operations of several of our third-party service providers have been negatively impacted by the COVID-19 pandemic. As a result of the COVID-19 pandemic or other similar epidemics or adverse public health developments, our operations, and those of our providers, have experienced, and may in the future continue to experience, delays or disruptions, such as temporary suspension of operations. In particular, the COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and, as a result, our financial condition and annual results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. While the utilization levels of these solutions have substantially rebounded in the subsequent months, they have not completely recovered and there can be no assurances that the utilization rates of our solutions will return to prior period levels in the foreseeable future. Our business, financial condition and results of operations may continue to be adversely impacted in the event that the economic downturn or measures undertaken to contain the spread of COVID-19 continue for a long period of time. In addition, as a result of the COVID-19 pandemic or other similar epidemics or adverse public health developments, we may be impacted by employee illness, shutdowns and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our services, our clients may decide to terminate their contracts or we may be subject to other contractual penalties. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts. The extent to which COVID-19 pandemic-related business disruption and economic uncertainty affects our results will depend on future developments, which are highly uncertain. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this “Risk Factors” section.

Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by client. Some of our clients undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique telemedicine service needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the use, technical capabilities and potential benefits of our solutions. Moreover, our large hospital and healthcare system clients often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these clients will deploy our solution widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales, including as a result of the COVID-19 pandemic, as we continue to expand our direct sales force, expand into new territories and market additional solutions and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our business could be harmed.

Developments affecting spending by the healthcare industry could adversely affect our revenues.

The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:

●	government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;

●	consolidation of healthcare industry participants;

●	federal amendments to, lack of enforcement or development of applicable regulations for, or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the “ACA”);

●	reductions in government funding for healthcare; and

●	adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

Any of these changes in healthcare spending could adversely affect our revenues. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.

Economic uncertainties or prolonged downturns in the general economy, or political changes, could disproportionately affect the demand for our solutions and harm our business.

Current or future economic uncertainties or prolonged downturns, including those caused by the ongoing COVID-19 pandemic, could harm our business. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, social unrest, warfare and terrorist attacks, could cause a decrease in funds available to our clients and potential clients and negatively affect the growth rate of our business.

These economic conditions may make it difficult for our clients and us to forecast and plan future budgetary decisions or business activities accurately, and they could cause our clients to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our clients may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

To the extent our solutions are perceived by clients and potential clients to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology and telemedicine spending. Also, clients may choose to develop in-house software as an alternative to using our Telemed IQ platform. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our clients. In addition, the increased pace of consolidation in the healthcare industry may result in reduced overall spending on our solutions.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within the healthcare industry, or the effect of political changes. If the economic conditions of the general economy or the healthcare industry do not improve, or worsen from present levels, our business could be harmed.

If our existing clients do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from us, our business may be harmed.

We expect to derive a significant portion of our revenues from renewal of existing client contracts and sales of additional services to existing clients. Factors that may affect our ability to sell additional solutions and services include, but are not limited to, the following:

●	the price, performance and functionality of our solutions;

●	the availability, price, performance and functionality of competing solutions;

●	our ability to develop and sell complementary solutions and services;

●	the stability, performance and security of our Telemed IQ software platform;

●	changes in healthcare laws, regulations or trends; and

●	the business environment and strategic priorities of our clients.

We typically enter into multi-year contracts with our clients. These contracts generally have stated initial terms between one to three years. Most of our clients have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these clients. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions and services from us, our revenues may decline, or our future revenue growth may be constrained.

Our telemedicine business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

Our success is dependent upon our continued ability to maintain a network of established, board-certified physicians and other provider specialists. Fulfilling our clinical and client service obligations requires a robust supply of specialist physicians who must be licensed across many states and privileged at a large number of our client hospitals. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would harm our business and ability to grow and would adversely affect our results of operations. In any particular market, these providers could demand higher payments or take other actions that could result in higher costs, less attractive service for our clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with these providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our client base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could harm our business.

Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be harmed if those relationships were disrupted.

There is a risk that U.S. state authorities in some jurisdictions may find that our contractual relationships with our physicians providing telehealth services violate laws prohibiting the corporate practice of medicine. These laws generally prohibit the practice of medicine by lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in most states, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for provider services through administrative support services agreements with six 100% physician-owned, independent professional corporations in California, Georgia, New Jersey and Texas which employ or contract with physicians for the clinical and professional services provided to our clients. We do not own these physician organizations; instead, the physician organizations are owned by physicians licensed in their respective states. Although we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with any of these physician organizations, or among these physician organizations and their contracted physicians, whether resulting from a dispute among the parties, a change in government regulation or the loss of these affiliations, could impair our ability to provide services to our clients and harm our business. Further, any scrutiny, investigation or litigation with regard to our arrangement with these professional corporations could also harm our business.

We depend on a limited number of third-party suppliers for our telemedicine equipment, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We rely on a limited number of third-party suppliers to manufacture and transport our telemedicine carts and equipment. For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. Increases in our providing telemedicine equipment to clients, whether forecasted or unanticipated, could strain the ability of our suppliers to deliver an increased supply of components in a manner that meets these various requirements. Further, in the event of a component shortage or supply interruption from suppliers of these components, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Quality or performance failures of the components or changes in the suppliers’ financial or business condition could also disrupt our ability to supply telemedicine equipment to our clients and thereby harm our business.

Moreover, volatile economic conditions, including as a result of the global COVID-19 pandemic, may make it more likely that our suppliers may be unable to timely deliver supplies, or at all, and there is no guarantee that we will be able to timely locate alternative suppliers of components of comparable quality at an acceptable price. Further, since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. Several of the components that go into the manufacturing of our telemedicine equipment are sourced internationally, including from China, where the Office of the U.S. Trade Representative has imposed tariffs on imports of specified products. These tariffs have an impact on our component costs and have the potential to have an even greater impact depending on the outcome of the current trade negotiations, which have been protracted and have resulted in increases in U.S. tariff rates on specified products from China. Increases in our component costs could have a material effect on our gross margins. The loss of a significant supplier, an increase in component costs, or delays or disruptions in the delivery of components, could adversely affect our ability to generate future revenue and earnings and harm our business.

Any failure to offer high-quality technical support services may harm our relationships with our clients and our financial results.

Our clients depend on our support organization to resolve any technical issues relating to our services. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing clients. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective clients, and harm our business.

We offer technical support services with our solutions and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our clients. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our results of operations.

Because competition for qualified personnel is intense, we may not be able to attract and retain the highly skilled employees we need to support our continued growth.

To continue to execute on our growth plan, we must attract and retain highly qualified personnel. The pool of qualified personnel with experience working in the healthcare market is limited overall and the competition to hire them is intense. As such, we may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, our search for replacements for departed employees may cause uncertainty regarding the future of our business, impact employee hiring and retention, and adversely impact our revenue, financial condition and results of operations. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

We depend on our senior management team, and the loss of one or more of these employees or an inability to attract and retain qualified key personnel could harm our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business could be harmed.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws, rules and regulations that govern public companies. Following the completion of the Merger Transaction, we are now subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations or the ongoing transition of our business to a public company. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition. In addition, we will need to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

If we are not able to develop and release new solutions, or successful enhancements, new features and modifications to our existing solutions, our business could be harmed.

To date, we have derived a substantial majority of our revenues from sales of our telemedicine consultation services, and our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new solutions in a timely manner. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solutions, particularly the features, functionality and performance of our Telemed IQ software platform. If existing clients are not willing to make additional payments for such new solutions, or if new clients do not value such new solutions or enhancements, it could harm our business. If we are unable to predict client and user preferences or if our industry changes, or if we are unable to enhance or modify our solutions on a timely basis, we may lose clients. In addition, our results of operations would suffer if our innovations are not responsive to the needs of our, appropriately timed with market opportunity or effectively brought to market. Delays in launching new solutions may open windows of opportunity for new and existing competitors to erode our market share and may negatively impact our revenues and profitability.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

We have in the past and may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;

●	the potential loss of key employees or contractors;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or cause the market price of our Class A common stock to decline. In addition, if an acquired business fails to meet our expectations, our business may be harmed.

If we are unable to grow, or if we fail to manage future growth effectively, our revenues may not increase and we may be unable to implement our business strategy.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our clients’ requirements, all of which could harm our business. A key aspect to managing our growth is our ability to scale our capabilities, including in response to unexpected shifts in demand for telemedicine, such as during the COVID-19 pandemic. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of board-certified physicians, sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular physicians and software engineers, may be constrained.

Our growth depends on the acceptance of our solutions as a suitable supplement to traditional healthcare delivery systems and on our ability to overcome operational challenges. Our business model and solutions could lose their viability as a supplement to traditional healthcare delivery systems due to client dissatisfaction or new alternative solutions. If we are unable to address the needs of our clients, or our clients are dissatisfied with the quality of our solutions, our clients may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy client requirements or maintain high-quality solutions. Additionally, we may not be able to expand and upgrade our systems and infrastructure to accommodate future growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new solutions and services. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain clients.

We may be unable to execute on our growth initiatives successfully, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to complete these growth initiatives successfully, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

Our growth depends in part on the success of our strategic relationships with third parties.

To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as physician groups, integrated delivery networks and government contractors. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in causing third parties to favor their products or services over our solutions. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential clients, as these partners may no longer facilitate the adoption of our solutions. Further, some of our partners are or may become competitive with certain of our solutions and may elect to no longer integrate with our platform. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired, and our results of operations may suffer. Even if we are successful, we cannot ensure that these relationships will result in increased client usage of our applications or increased revenue.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include all hospitals in the United States adopting outsourced clinical resources via telemedicine and that we can successfully add specialties to our solutions beyond those currently offered today. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our clients and potential clients than competing solutions. If these assumptions prove inaccurate, our business could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which may adversely affect the market price of our Class A common stock.

We have experienced significant growth in recent years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenues from existing clients, to complete sales to potential future clients, to expand our client base, and to develop new solutions and services. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenues or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our services than we currently anticipate, which could harm our business and growth prospects and adversely affect the market price of our Class A common stock.

We have been and may in the future become subject to litigation, which could be costly and time-consuming to defend.

We have been and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business and stock price. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the General Data Protection Regulation (“GDPR”), or the California Consumer Privacy Act of 2018 (“CCPA”)) or under authority of privacy enforcing governmental entities (such as the Federal Trade Commission (“FTC”), or the U.S. Department of Health and Human Services (“HHS”)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely affect our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (“OCR”), and state attorneys general.

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could harm our business.

Our business entails the risk of medical liability claims against us and our affiliated professional entities. We and our affiliated professional entities have in the past and may in the future be subject to medical liability claims and, if these claims are successful, substantial damage awards. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases, the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain clients. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could harm our business. In addition, any claims may harm our business or reputation.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we had approximately $232.9 million of federal net operating loss carryforwards and $182.9 million of state net operating loss carryforwards. The federal net operating loss carryforwards of $111.9 million created subsequent to the year ended December 31, 2017, carry forward indefinitely, whereas the remaining federal net operating loss carryforwards of $121.0 million begin to expire in 2025. Our ability to utilize NOLs may be currently subject to limitations due to prior ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs that are not more likely than not expected to be utilized.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states for telemedicine services based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Certain states in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

If our relationships with physicians and other provider specialists within our network are characterized as employees, we would be subject to employment and withholding liabilities.

Although we believe that some of our physicians and other provider specialists within our network are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our providers or experts are our employees could harm our business.

We may require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources, including incurring additional indebtedness under our credit facility. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our credit agreement contains certain restrictions that may limit our ability to operate our business.

In connection with our acquisition of Access Physicians, we entered into a new secured credit facility with SLR Investment Corp. (“SLR Investment”). The terms of our credit agreement with SLR Investment and the related collateral documents contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. The credit facility requires us us to satisfy a specified minimum liquidity level of at least $5.0 million at all times and to achieve certain minimum net revenue thresholds measured quarterly on a trailing twelve-month basis from March 31, 2022, through December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. Our ability to meet these and other financial covenants can be affected by events beyond our control, including as a result of the economic downturn caused by the COVID-19 pandemic, and we may not be able to continue to meet these covenants. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in these agreements and/or the related collateral documents would result in an event of default under such agreements. Upon the occurrence of an event of default, SLR Investment, as collateral agent for the lenders, could elect to declare all amounts outstanding, if any, under the credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SLR Investment, as collateral agent for the lenders, could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under the loan documents. If SLR Investment, as collateral agent for the lenders, accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

Our substantial indebtedness following the acquisition of Access Physicians could harm our business and growth prospects.

In connection with our acquisition of Access Physicians, we funded the cash portion of the purchase price with $96.5 million in proceeds from a $100.0 million secured credit facility entered into with SLR Investment and a $13.5 million unsecured subordinated promissory note issued to SOC Holdings LLC, an affiliate of Warburg Pincus. Our substantial indebtedness as a result of these borrowings, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We are also obligated to repay a portion of the principal amount outstanding under the credit facility and the balance of the subordinated note from the proceeds of any offering by us of our equity securities. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our debt agreements could have important consequences to us, including limiting funds otherwise available for financing our operations, capital expenditures, selling and marketing efforts, development of new solutions, future business opportunities and other purposes by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business, among other things; making us more vulnerable to rising interest rates, as borrowings under the credit facility and the subordinated note bear variable rates of interest; and making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and harm our business. Further, our credit agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately report our financial statements or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified a material weakness in its internal control over financial reporting related to the design of its control environment. In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weakness) in our internal control over financial reporting and, as a result, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020. See “Controls and Procedures” under Part II, Item 9A of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with our prior disclosures, we determined that we had a material weakness related to the design of our control environment because we did not (i) maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with its accounting and reporting requirements; (ii) maintain sufficient evidence of formal procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, nor were monitoring controls evidenced at a sufficient level to provide the appropriate level of oversight of activities related to our internal control over financial reporting; and (iii) design and maintain effective controls over segregation of duties with respect to creating and posting manual journal entries.

In addition, in connection with our year-end audit, we determined that we had a material weakness related to informational technology (“IT”) general controls because we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that information technology and data changes affecting financial IT applications and underlying accounts records are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel.

The material weakness related to the control environment resulted in adjustments to liability, equity, and changes in fair value related to private placement warrants, the accrual of certain compensation-related costs, and other items related to the consummation of the Merger Transaction. The IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a second material weakness. Additionally, each of the above material weaknesses could result in a misstatement of the Company’s account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

With the oversight of senior management and our audit committee, we have implemented a remediation plan which includes (i) the hiring of personnel with technical accounting and financial reporting experience to further bolster our ability to assess judgmental areas of accounting and provide an appropriate level of oversight of activities related to internal control over financial reporting; (ii) the implementation of improved accounting and financial reporting procedures and controls to improve the timeliness of our financial reporting cycle; (iii) the implementation of new accounting and financial reporting systems to improve the completeness and accuracy of our financial reporting and disclosures; (iv) the establishment of formalized internal controls to maintain segregation of duties between control operators; (v) the implementation of additional program change management policies and procedures, control activities, and tools to ensure changes affecting IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately; and (vi) the enhancement of the design and operation of user access control activities and procedures to ensure that access to IT applications and data is adequately restricted to appropriate Company personnel. We believe the measures described above, which continues the implementation of a remediation plan commenced by Legacy SOC Telemed prior to the Merger Transaction, will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

While we continue to implement this plan to remediate the material weaknesses described above, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. If our steps are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of the our financial reporting, investor confidence in us, and the value of the our Class A common stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, causing us to fail to meet our reporting obligations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls in addition to those discussed in the section entitled “Controls and Procedures” under Part II, Item 9A of this report. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ended December 31, 2021. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the price of our Class A common stock.

Risks Related to Governmental Regulation

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us to incur additional costs, and could restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services that we provide. However, these laws and regulations may nonetheless be applied to our business. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and harm our business.

If we fail to comply with extensive healthcare laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

●	licensure of health providers, certification of organizations and enrollment with government reimbursement programs;

●	necessity and adequacy of medical care;

●	relationships with physicians and other referral sources and referral recipients;

●	billing and coding for services;

●	properly handling overpayments;

●	quality of medical equipment and services;

●	qualifications of medical and support personnel;

●	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records; and

●	communications with patients and consumers.

Among these laws are the federal Stark Law, the federal Anti-Kickback Statute, the False Claims Act, and similar state laws. If we fail to comply with applicable laws and regulations, we could suffer civil sanctions and criminal penalties, including the loss of our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs. While we endeavor to ensure that our financial relationships with referral sources such as hospitals and physicians comply with the applicable laws (including applicable safe harbors and exceptions), evolving interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our operations. A determination that we have violated these or other laws, or the public announcement that we are being investigated for possible violations of these or other laws, could harm our business, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that could harm our business.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm to us and, in turn, harm our client base and our business.

Numerous state and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information. HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information (“PHI”) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client or investor confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to client or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

We also publish statements to our clients that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We have specific requirements to protect the privacy and security of personal health information we collect from or on behalf of our clients.

Privacy and security of personal health information, particularly personal health information stored and transmitted electronically, is a major issue in the United States. The Privacy Standards and Security Standards under HIPAA establish a set of national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and healthcare providers (referred to as covered entities) and their business associates. We may be required to comply with the HIPAA Privacy and Security Standards for physical, technical, and administrative safeguards, among other requirements. We cannot assure you that it will adequately address the risks created by these requirements, and if it fails to do so we could potentially be subject to HIPAA’s criminal and civil penalties. The Health Information Technology for Economic and Clinical Health (or “HITECH”) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, and amended HIPAA, increased civil penalty amounts for violations of HIPAA and significantly strengthened enforcement by requiring the United States Department of Health and Human Services to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Standards that threaten the privacy of state residents.

Both federal and state governments continue to adopt and/or are considering a number of new regulations related to protection of personal information. Thus, we may incur costs to monitor, evaluate, and modify operational processes for compliance.

If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we or our clients may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers.

We offer revenue cycle management services to our clients that include the preparation and submission of claims for professional service and billing agent collection processing with payers on behalf of our clients. Certain of these reimbursement claims are governed by federal and state laws with potential civil and criminal penalties for non-compliance. The HIPAA security, privacy and transaction standards also have a potentially significant effect on our claims preparation, transmission and submission services, because such services must be structured and provided in a way that supports our clients’ HIPAA compliance obligations. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. If our revenue cycle management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Further, our clients may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the failure, and may harm our business.

If we fail to comply with Medicare and Medicaid regulatory, guidance, or policy requirements, we may be subjected to reduced reimbursement, overpayment demands or loss of eligibility to participate in these programs.

Our affiliated professional entities enrolled and recently began participating in certain government health care programs covering certain of the professional services delivered by our affiliated professional entities. We expect a growing portion of our patient services to be reimbursed by government health care programs. The Medicare and Medicaid programs are highly regulated, and unique requirements governing the reimbursement of professional services delivered using telemedicine are evolving and complicated. In addition, changes in government health care programs may reduce the reimbursement we receive and could harm our business. In particular, there is uncertainty regarding whether temporary waivers of certain Medicare conditions of participation and payment for many virtual care services and temporary expansions of the types of Medicare-covered services that can be provided remotely will continue or be made permanent. If we fail to comply with applicable reimbursement laws and regulations, reimbursement under these programs and participation in these programs could be adversely affected. Federal or state governments may also impose other sanctions on us for failure to comply with the applicable reimbursement regulations, including but not limited to recovering an overpayment. Failure to comply with these or future laws and regulations could result in our or our affiliated provider network’s ability to provide telemedicine services to our clients.

Physician licensing and credentialing, a cost of providing professional services, can negatively impact our margins as we may incur increased expenses to utilize appropriately licensed and credentialed physicians for consult demands, especially when expanding to new jurisdictions and new hospital clients.

A physician’s ability to perform telemedicine consults is dictated by where the physician is licensed to practice and with whom the physician is privileged to provide services. State licensure and physician credentialing requirements take time to procure, often necessitating months of lead-time before a physician is able to take consults for a particular hospital facility. Our ability to manage and anticipate physician need and prioritize licensing and credentialing could impact profit margins and expense management. As consult demands increase in areas where only a limited number of physicians hold necessary licenses and credentials, those physicians with appropriate licensing and credentialing to meet client demands may assume additional overtime shifts or otherwise demand increased fees, thereby increasing our costs. Further, obtaining a license to practice medicine in a particular jurisdiction is at the discretion of the local state medical board, and, as such, timing to achieve licensure in certain jurisdictions may be outside our ability to accomplish within expected time frames.

Recent and frequent state legislative and regulatory changes specific to telemedicine may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions.

In recent years, states have adopted an abundance of new legislation and regulations specific to telemedicine. In some cases, this legislation and regulation, typically targeting “direct to consumer” telehealth service offerings rather than specialty consultative services, such as our acute telemedicine solutions, incorporates informed consent, modality, medical record, and other requirements. Thus, where new legislation and regulations apply to our telemedicine solutions, we may incur costs to monitor, evaluate, and modify operational processes for compliance. All such activities increase our costs and could, in certain circumstances, impact our ability to make available telemedicine services in a particular state.

Risks Related to Our Use of Technology

Failure to keep pace with advances in technology could cause our solutions to become obsolete, which could harm our business, financial condition and results of operations.

The telemedicine industry is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. The successful implementation of our business model depends on our ability to anticipate and adapt to evolving technologies and industry standards and introduce new solutions accordingly. For example, we recently started deploying our Telemed IQ software platform to hospital organizations as a stand-alone software-as-a-service solution independent of our clinical services to enable these providers to optimize and scale our platform across all of their care sites. These new solutions carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our clients. If we cannot anticipate or adapt to rapidly evolving industry standards, technology, and increasingly sophisticated clients and their employees, our existing technology could become undesirable, obsolete, or harm our reputation. Moreover, we may not be successful in developing, using, marketing, selling or maintaining new technologies effectively or adapting our solutions to evolving client requirements or emerging industry standards, and, as a result, our business could be harmed. In addition, we have limited insight into trends that might develop and affect our business, which could lead to errors in our predicting and reacting to relevant business, legal, and regulatory trends and healthcare reform. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future solutions and services becoming uncompetitive or obsolete. If any of these events occur, it could harm our business.

We depend upon third-party service providers for certain technologies. If these third-party providers fail to fulfill their contractual obligations, fail to maintain or support those technologies or choose to discontinue their services, our operations could be disrupted and our business may be harmed.

We depend upon third-party service providers for important functions of our solutions. Software, network applications and data, as well as the core video and audio system integral to our business, are hosted on third-party sites. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, COVID-19 pandemic-related business disruptions, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our providing our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Redundancies and backup systems are in place to prevent operational disruptions and data loss, but if these technologies fail or are of poor quality, our business could be harmed. Failures or disruption in the delivery of telemedicine services could result in client dissatisfaction, disrupt our operations, and adversely affect our operating results. Additionally, we have significantly less control over the technologies third parties provide to us than if we maintained and operated them ourselves. In some cases, functions necessary to some of our solutions may be performed by these third-party technologies. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our obligations to clients. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with clients and harm our business and could expose us to third-party liabilities.

If the systems that we use to provide our services experience security breaches, we may incur significant liabilities, and our reputation and business may be harmed.

Our services involve the storage and transmission of our clients’ proprietary information, sensitive or confidential data, including valuable personal information of patients, clients and others, as well as the PHI of our clients. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network and communications systems infrastructure are critical to the success of our business. We are also dependent on third-party vendors to keep their systems secure in order to protect our information systems and data. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We or our third-party vendors may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we or our third-party vendors may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients, which could harm our business.

We rely on telecommunications and internet service providers for providing solutions to our clients, and any interruption or failure in the services provided by these third parties could harm our business.

Our business is highly dependent on telecommunications and internet service providers. We serve our clients using third-party data centers and telecommunications solutions, including cloud infrastructure services. Our services are designed to operate 24-hours-a-day, seven-days-a-week, without interruption. However, we have experienced, and we expect that we will continue to experience, interruptions and delays in services and availability from time to time. We may not maintain redundant systems or facilities for some of these services. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud or data centers vendors are unable to keep up with our growing needs for capacity, this could harm our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such cloud systems or data centers and systems to fail. Any changes in third-party service levels at our cloud vendors or data centers or any disruptions or other performance problems with our solution could harm our reputation and may damage our clients’ and clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to clients for prepaid and unused subscriptions, subject us to potential liability or adversely affect client renewal rates.

In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationships with clients. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, natural disasters and other force majeure events outside our control;

●	communications failures;

●	software and hardware errors, failures and crashes;

●	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and

●	other potential interruptions.

Moreover, system failures may result in loss of data, including patient data, which is critical to the provision of our services. Any errors, failures, interruptions or delays experienced in connection with our or our third parties’ systems could negatively impact our relationships with clients, adversely affect our brand and expose us to liabilities to third parties, all of which could harm our business.

Failure to protect or enforce our intellectual property rights could impair our ability to protect our internally developed technology and our brand and the costs involved in such enforcement could harm our business.

Our intellectual property includes our internally developed processes, methodologies, algorithms, applications, technology platform, software code, website content, user interfaces, graphics, trade dress, databases and domain names. We rely on a combination of trademark, trade secret and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology and content. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could adversely affect our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases and domain names as critical to our success.

We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. However, the steps we take to protect our intellectual property rights may be inadequate. For example, other parties, including our competitors, may independently develop similar technology, duplicate our services, or design around our intellectual property and, in such cases, we may not be able to assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. In particular, we do not currently hold a patent or other registered or applied for intellectual property protection for our Telemed IQ software platform. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our solutions, technology or proprietary information, or provide us with any competitive advantages, since intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put any related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a client or former client, regardless of its accuracy, may adversely impact our other client relationships or prospective client relationships, harm our brand and business, and could cause the market price of our Class A common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could harm our brand and our business.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities (NPEs), may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in some cases, very broad patents are granted that may be interpreted as covering a wide field of machine learning and predictive modeling methods in healthcare. As competition in our market grows, the possibility of patent infringement, trademark infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments or settlement fees, prevent us from offering our solutions or using certain technologies, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

We use open source software in connection with our existing and future solutions. Some open source software licenses require those who distribute open source software as part of their own software product to make available the source code for any modifications or derivative works created based upon the open source software, and that such modifications or derivative works are licensed under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our internally developed software and make it available under open source licenses if we combine and/or distribute our internally developed software with open source software in certain manners. Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our software, that our programmers have not incorporated open source software into our internally developed software or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our existing and future solutions to our clients. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others, including our competitors, on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our internally developed source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could harm our business.

Our software platform may not perform properly due to errors or similar problems, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business.

Telemed IQ, our cloud-based software platform, provides our clients and providers with the ability to, among other things, complete, view and edit medical history; request a consult (either scheduled or on demand); conduct a consult (via video or phone); and initiate an expert medical service. Software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our software platform from operating properly. If our solutions do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

Moreover, complex software, such as ours, often contains defects and errors, some of which may remain undetected for a period of time. Material performance problems, defects or errors in our existing or new software and services may arise in the future and may result from interface of our solution with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. Such errors may be found after the introduction of new software or enhancements to existing software. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. Any defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing our solutions from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could harm our business.

Risks Related to Our Corporate Governance

Warburg Pincus has significant influence over us, and their interests may conflict with ours and those of our other stockholders in the future.

As of December 31, 2020, investment funds owned by Warburg Pincus LLC (“Warburg Pincus”) and its affiliates beneficially own approximately 44.1% of our outstanding Class A common stock. As long as Warburg Pincus owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our amended and restated certificate of incorporation or amended and restated bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, in connection with the Merger Transaction, we entered into an Investor Rights Agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus will have the right to designate (i) up to five of nine directors for as long as it beneficially owns at least 50% of the issued and outstanding shares of Class A common stock, (ii) up to three of nine directors for so long as it beneficially owns at least 35% but less than 50% of the issued and outstanding shares of Class A common stock, (iii) up to two of seven directors for so long as it beneficially owns at least 15% but less than 35% of the issued and outstanding shares of Class A common stock and (iv) up to one of seven directors for so long as it beneficially owns at least 5% but less than 15% of the issued and outstanding shares of Class A common stock. Thomas J. Carella and Amr Kronfol, each a Managing Director of Warburg Pincus, are members of our board of directors and are deemed to be director designees of Warburg Pincus. Warburg Pincus’ influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock.

The interests of Warburg Pincus may not align with our interests as a company or the interests of our other stockholders. Accordingly, Warburg Pincus could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. Further, Warburg Pincus is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Warburg Pincus may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that directors, principals, officers, employees and other representatives of Warburg Pincus and its affiliates and investment funds may serve as our or our affiliates’ directors, officers or agents, our amended and restated certificate of incorporation provides, among other things, that none of Warburg Pincus or any director, principal, officer, employee or other representatives of Warburg Pincus has any duty to refrain from engaging directly or indirectly in an investment or corporate or business opportunity or offering a prospective economic or competitive advantage in which we or any of our controlled affiliates, directly or indirectly, could have an interest or expectancy or otherwise competing with us or any of our controlled affiliates. In the event that any of these persons or entities acquires knowledge of a potential investment or corporate or business opportunity which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or present such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could harm our business if, among other things, attractive corporate opportunities are allocated by Warburg Pincus to itself or its other affiliates.

Provisions in our charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Certain provisions of our amended and restated certificate of incorporation and amended and restated by-laws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:

●	a classified board of directors whose members serve staggered three-year terms;

●	the authorization of “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A common stock;

●	a limitation on the ability of, and providing indemnification to, our directors and officers;

●	a requirement that special meetings of our stockholders can be called only by our board of directors, the Chairperson of our board of directors, or our Chief Executive Officer;

●	a requirement of advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	a prohibition on cumulative voting in the election of directors;

●	a requirement that our directors may be removed only for cause and by a majority vote of the stockholders;

●	a prohibition on stockholder action by written consent;

●	a requirement that vacancies on our board of directors may be filled only by a majority of directors then in office (subject to limited exceptions), even though less than a quorum; and

●	a requirement of the approval of the board of directors or the holders of at least two-thirds of our outstanding shares of capital stock to amend the amended and restated by-laws and certain provisions of the amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions.

Finally, we have not opted out of the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation provides that a state or federal court located within the state of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on behalf of us;

●	any action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of ours to us or our stockholders;

●	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or

●	any action asserting a claim governed by the internal affairs doctrine;

except for, as to each of the above clauses, any action as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the personal jurisdiction of the Court of Chancery of the State of Delaware (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery of the State of Delaware within ten (10) days following such determination), in which case the United States District Court for the District of Delaware or other state courts of the State of Delaware, as applicable, shall, to the fullest extent permitted by law, be the sole and exclusive forum for any such claims.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any claim for which the U.S. federal courts have exclusive or concurrent jurisdiction. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If any other court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business. In addition, although the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection clause.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could harm our business.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, our board committees or as our executive officers. After we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we previously incurred. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Risks Related to Our Securities

The market price of our Class A common stock and warrants may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock and warrants has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock or warrants. Factors affecting the trading price of our Class A common stock and warrants may include:

●	market conditions in our industry or the broader stock market;

●	actual or anticipated fluctuations in our financial and operating results;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our ability to market new and enhanced solutions on a timely basis;

●	announced or completed acquisitions of businesses, commercial relationships, products, services or technologies by us or our competitors;

●	changes in laws and regulations affecting our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	sales, or anticipated sales, of large blocks of our Class A common stock;

●	any major change in our board of directors or management;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and

●	other risk factors listed under this “Risk Factors” section.

Broad market and industry factors may materially harm the market price of our Class A common stock and warrants, regardless of our actual operating performance. The stock market in general and Nasdaq have, from time to time, experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Class A common stock and warrants, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock or warrants also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Further, although our Class A common stock and warrants are currently listed on Nasdaq, an active trading market for our Class A common stock and warrants may not be sustained. Accordingly, if an active trading market for these securities is not maintained, the liquidity of our Class A common stock and warrants, your ability to sell your shares of our Class A common stock or warrants when desired and the prices that you may obtain for your shares or warrants will be adversely affected.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary businesses and technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your shares of our Class A common stock at a time and price that you deem appropriate. All outstanding shares of our Class A common stock previously held by the pre-Merger Transaction public stockholders at the completion of the Merger Transaction and a substantial number of shares of our Class A common stock issued as merger consideration in the Merger Transaction are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates (including affiliates of Warburg Pincus), as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act.

In connection with the completion of the Merger Transaction, we entered into an Amended and Restated Registration Rights Agreement with Warburg Pincus and the sponsor of the pre-Merger Transaction company, HCMC Sponsor LLC (the “Sponsor”), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to the approximately 39.0 million shares of Class A common stock held by Warburg Pincus and the Sponsor and their respective permitted transferees, in addition to the warrants originally issued in a private placement to the Sponsor in connection with HCMC’s initial public offering and the up to 350,000 shares of our Class A common stock issuable upon the exercise of the private placement warrants. We have also agreed to register for resale the 16.8 million shares of our Class A common stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Merger Transaction and the 12.5 million shares of Class A common stock issuable upon exercise of our publicly held warrants to purchase shares of Class A common stock. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on December 8, 2020, to register the resale of up to 69.3 million shares of our Class A common stock, including 33.9 million shares of Class A common stock held by Warburg Pincus, the 16.8 million PIPE shares and 12.85 million shares of Class A common stock issuable upon exercise of our outstanding warrants. Shares of Class A common stock sold under such registration statement can be freely sold in the public market. In addition, in connection with our acquisition of Access Physicians, we agreed to register for resale the 13.8 million shares of our Class A common stock issued to the sellers at the closing of the acquisition and any shares of Class A common stock that we may issue in the future, in our sole discretion, as payment in respect of certain earn-out amounts and other deferred consideration in accordance with the terms of the acquisition purchase agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

We have also filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock that may be issued under our equity incentive plans from time to time, as well as any shares of our Class A common stock underlying outstanding options and restricted stock units that have been granted to our directors, executive officers and other employees, all of which are subject to time- or performance-based vesting conditions. Shares registered under this registration statement will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

The Sponsor and executive officers and directors of the pre-Merger Transaction company entered into a letter agreement (the “Letter Agreement”) with HCMC, pursuant to which they agreed, among other things, not to transfer, assign or sell (except to certain permitted transferees) any of the founder shares initially purchased by the Sponsor in a private placement prior to HCMC’s initial public offering, of which 4.4 million shares remain outstanding, until one year after the closing of the Merger Transaction or earlier if subsequent to the Merger Transaction, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the completion of the Merger Transaction or (ii) we consummate a subsequent liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. However, following the expiration of such lock-up, the Sponsor and its permitted transferees will not be restricted from selling such securities, other than by applicable securities laws. In addition, approximately 1.9 million of these founder shares will remain subject to lock-up pursuant to the terms of a letter agreement (the “Sponsor Agreement”) entered into between the Sponsor and HCMC in connection with the Merger Transaction, and will be released from this lock-up upon achieving certain market share price milestones within a period of seven years after the closing of the Merger Transaction.

We are unable to predict the effect that these sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our Class A common stock. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline significantly and make it difficult for us to raise funds through securities offerings in the future.

Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your shares of for a price greater than that which you are deemed to have paid for it.

We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders and such other factors as the board of directors may deem relevant. In addition, the terms of our credit agreement with SLR Investment contains and any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restricting or limiting our ability to pay cash dividends. Furthermore, because we are a holding company, our ability to pay dividends will depend on our receipt of cash distributions and dividends, loans or other funds from our subsidiaries, which may be similarly affected by, among other things, the terms of any future indebtedness, other contractual restrictions and provisions of applicable law. Accordingly, we may not pay any dividends on our Class A common stock in the foreseeable future.

If securities and industry analysts do not publish or cease publishing research or reports, or publish inaccurate or unfavorable research or reports, about our business or our market, our stock price and trading volume could decline.

The trading market for our Class A common stock and warrants will depend, in part, on the research and reports that securities and industry analysts publish about us, our business and our market. We do not have any control over these analysts or the information contained in their reports. If securities and industry analysts do not commence and maintain coverage of our business, our stock price and trading volume would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock, publish inaccurate or unfavorable research about our business or our market, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our Class A common stock could decrease, which might cause our stock price and trading volume to decline.

We are an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2024. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make the comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Class A common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

The issuance of shares of our Class A common stock upon exercise of our outstanding warrants would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2020, warrants to purchase an aggregate of approximately 12.85 million shares of our Class A common stock were outstanding and exercisable. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrantholders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. Additionally, in the event we redeem the warrants, our board of directors may elect to require all holders of warrants to exercise such warrants on a cashless basis, by surrendering the warrants for a number of shares of our Class A common stock as calculated in accordance with the Warrant Agreement, even if the holder of a warrant would otherwise prefer to exercise the warrant for cash.

None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial position, results of operations or cash flows. Information with respect to this Item 3 may be found under the heading “Contingencies” in Note 21 to the consolidated financial statements in this report, which information is incorporated into this Item 3 by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and public warrants are listed on the Nasdaq Global Select Market under the symbols “TLMD” and “TLMDW,” respectively. We do not intend to list the private placement warrants on any securities exchange.

Holders

As of March 24, 2021, there were 68 holders of record of our Class A common stock and 10 holders of record of the warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on the Class A common stock to date. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our ability to pay dividends on our Class A common stock is restricted by our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments.” Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read together with our consolidated financial statements, including the related notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

Prior to October 30, 2020, we were known as Healthcare Merger Corp. On October 30, 2020, we completed the Merger Transaction with Legacy SOC Telemed and, for accounting purposes, Healthcare Merger Corp. was deemed to be the acquired entity. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “our”, “us”, the “Company” or “SOC Telemed” is intended to mean the business and operations of SOC Telemed, Inc. and its consolidated subsidiaries as they currently exist.

Overview

We are a leading provider of acute care telemedicine services and technology to U.S. hospitals and healthcare systems based on number of clients. We provide technology enabled clinical solutions which include acute teleNeurology, telePsychiatry and teleICU, and we believe that we have significant opportunities to expand into other specialties, such as our telePulmonology service introduced in 2021. We support specialty care, providing time-sensitive specialty care when patients are vulnerable and may not otherwise have access. Our solution was developed to support complex workflows in the acute care setting by integrating our cloud-based software platform, Telemed IQ, with a panel of patient advocates and a network of clinical specialists to create a seamless, acute telemedicine solution.

We derive a substantial portion of our revenues from consultation fees generated under contracts with facilities that access our Telemed IQ software platform and clinical provider network. In general, our contracts are non-cancellable and typically have an initial one-to-three-year term, with an automatic renewal provision. They provide for a predetermined number of consultations for a fixed monthly fee and consultations in excess of the monthly allotment generate additional consultation fees, which we characterize as variable fee revenue. Revenues are driven primarily by the number of facilities, the consultations from our facilities, the number of services contracted for by a facility, the contractually negotiated prices of our services, and the negotiated pricing that is specific to that particular facility.

Our revenues were $58.0 million and $66.2 million for the years ended December 31, 2020 and 2019, respectively, representing a period-over-period decrease of 12%, primarily driven by lower core consultation volume for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to the impact of the COVID-19 pandemic on the utilization of our core services. We incurred net losses of $49.8 million and $18.2 million for the years ended December 31, 2020 and December 31, 2019, respectively. This increase was primarily due to our investments in growth, transaction costs associated with the Merger Transaction, and costs related to transitioning to a public company.

Recent Developments

On March 26, 2021, we completed the acquisition of Access Physicians Management Services Organization, LLC (“Access Physicians”), a multi-specialty acute telemedicine provider. The acquisition expands our clinical solutions to include teleCardiology, teleInfectious Disease, teleNephrology, teleWomen’s Health and other service lines to offer a comprehensive acute telemedicine portfolio to meet the demands of the market and grow our provider breadth and depth. In connection with the acquisition, we paid approximately $94.0 million in cash and approximately 13.9 million shares of our Class A common stock with a value of approximately $100.0 million, of which 0.2 million shares remain subject to certain vesting conditions and will be issued on the first anniversary of the closing, for total purchase consideration at closing of approximately $194.0 million, with approximately an additional $40.0 million in potential contingent consideration based on performance to be paid in cash, shares or a combination of cash and shares, at our election. In order to consummate the acquisition and support the combined business after the transaction, we entered into a term loan facility with SLR Investment and a related-party subordinated financing with SOC Holdings LLC, an affiliate of Warburg Pincus, for $100.0 million and $13.5 million, respectively, each with maturities of 2026.

COVID-19 Update

In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. We are closely monitoring the impact of COVID-19 on all aspects of our business. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work-from-home policy for our workforce; suspending employee travel and in-person meetings; modifying our clinician provisioning protocols; and adjusting our supply chain and equipment levels. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.

The COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and as a result our financial condition and year-to-date results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. However, we have seen improvement in the utilization rates of these solutions in recent periods and expect to return to normal utilization levels in the third quarter of 2021. The future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our clients and our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our and our clients’ operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs, and we expect such impacts on our revenues and costs to continue through the duration of the pandemic. Further, the economic effects of COVID-19 have financially constrained some of our prospective and existing clients’ healthcare spending, offset by the increasing awareness that telemedicine can be a more cost-efficient model for hospitals and health systems to provide access to critical, clinical specialists and mitigate business disruption by assuring continuity of access to those providers. The net impact of these dynamics may negatively impact our ability to acquire new clients, complete implementations, and renew contracts with or sell additional solutions to our existing clients. The extent to which the coronavirus outbreak may materially impact our financial condition, liquidity or results of operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the U.S. government, as well as state and local governments in response to the pandemic, and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial positions as well as our clients.

We believe our business is well-positioned to benefit from the trends that are accelerating digital transformation of the health care industry as a result from the COVID-19 pandemic. In recent periods, the disruptions caused by the pandemic have had a significant impact on the telemedicine market by increasing awareness and acceptance among patients and providers. Telemedicine provided access to care when access to healthcare facilities was limited due to state-mandated stay-at-home orders. Moreover, as the clinicians themselves were quarantined or otherwise relegated to their homes due to safety issues, telemedicine provided a solution for those remote providers to continue to provide care to patients or for hospitals to access additional specialists to augment their remaining staff. In addition, the Centers for Medicare and Medicaid Services have significantly reduced regulatory and reimbursement barriers for telehealth during the pandemic.

Key Factors Affecting SOC Telemed’s Performance

The following factors have been important to our business and we expect them to impact our business, results of operations and financial condition in future periods:

Attracting new facilities

Sustaining our growth requires continued adoption of our clinical solutions and platform by new and existing facilities. We will continue to invest in building brand awareness as we further penetrate our addressable markets. Our revenue growth rate and long-term profitability are affected by our ability to increase our number of facilities because we derive a substantial portion of our revenues from fixed and variable consultation fees. Our financial performance will depend on our ability to attract, retain and cross-sell additional solutions to facilities under favorable contractual terms. We believe that increasing our facilities is an integral objective that will provide us with the ability to continually innovate our services and support initiatives that will enhance experiences and lead to increasing or maintaining our existing recurring revenue streams.

Expanding number of consultations on the SOC Telemed platform

Our revenues are generated from consultations performed on our platform. We also realize variable revenue from facilities in connection with the completion of consultations that are in excess of their contracted number of monthly consultations. Accordingly, our consultation fee revenue generally increases as the number of visits increase. Consultation fee revenue is driven primarily by the number of consultations and facility utilization of our network of providers and the contractually negotiated prices of our services. Our success in driving increased utilization within the facilities under contract depends in part on the expansion of service lines with existing clients and the effectiveness of our client success organization which we deploy on-site and through targeted engagement programs. We believe that increasing our current facility utilization rate is a key objective in order for our clients to realize tangible clinical and financial benefits with our solutions.

Continued investment in growth

We plan to continue investing in our business, including our internally developed Telemed IQ software platform, so we can capitalize on our market opportunity and increasing awareness of the clinical and financial value that can be realized with telemedicine. We intend to grow marketing, client success and sales expenses to target expansion of our business and to attract new facilities. We expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and expand our digital footprint. We also intend to continue to add headcount to sales, client success and marketing functions, as well as in general and administrative functions as we scale to meet our reporting, compliance and other obligations as a public company. Although we expect these activities will increase our net losses in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.

Key Performance Measures

We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to its investors because they are used to measure and model the performance of companies such as ours, with recurring revenue streams.

Number of facilities

We believe that the number of facilities using our platform are indicators of future revenue growth and our progress on our path to long-term profitability because we derive a substantial portion of our revenues from consultation fees under contracts with facilities that provide access to our professional provider network and platform. A facility represents a distinct physical location of a medical care site.

	As of December 31,
	2020	2019
Facilities	831	585

Bookings

We believe that new bookings are an indicator of future revenue growth and provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. Bookings represents the minimum contractual value for the initial 12 months of a contract as of the contract execution date. The minimum fixed consultation revenue, upfront implementation fees and technology and support fees are included in bookings. Estimates of variable revenue for utilization in excess of the contracted amounts of consultations is not included in the value of bookings. The minimum fixed consultation fee as well as the technology and support fees are invoiced and recognized as revenues on a monthly basis. The upfront implementation fees are invoiced upon contract signing and accounted for as deferred revenues over our average client relationship period.

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Bookings	$12,161	$6,110

Number of implementations

An implementation is the process by which we enable a new service offering at a facility. We determine a new service offering has been enabled when facilities are fully able to access our platform which typically involves designing the solution, credentialing and privileging physicians, testing and installing telemedicine technologies, and training facility staff. Implementations result in new clients utilizing our services or delivery of new services to existing clients and are an indicator of revenue growth.

	Year Ended December 31,
	2020	2019
Implementations	260	175

Number of core consultations

Because our consultation fee revenue generally increases as the number of visits increase, we believe the number of consultations provides investors with useful information on period-to-period performance as evaluated by management and comparison with our past financial performance. We define core consultations as consultations utilizing our core services, including our teleNeurology, telePsychiatry and teleICU solutions and, commencing in 2021, our new telePulmonology solution. We experienced lower core consultation volume for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the impact of the COVID-19 pandemic on the utilization of our core services.

	Year Ended December 31,
	2020	2019
Core consultations	129,606	163,466

Components of Results of Operations

Revenues

We enter into contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the clients pay a fixed monthly fee for access to our Telemed IQ software platform and our clinical provider network. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the client also pays a variable consultation fee for the additional utilization. To facilitate the delivery of the consultation services, facilities use telemedicine equipment which is either provided and installed by the Company or procured by the client from external vendors. We also provide the facilities with user training as well as technology and support services, which include monitoring and maintenance of our telemedicine equipment and access to our reporting portal. Prior to the start of a contract, clients make upfront non-refundable payments when contracting for implementation services.

Revenue is driven primarily by the number of facilities, the number of services contracted for by the facilities, the utilization of our services and the contractually negotiated prices of our services.

The Company recognizes revenue using a five-step model:

1)	Identify the contract(s) with a client;

2)	Identify the performance obligation(s) in the contract;

3)	Determine the transaction price;

4)	Allocate the transaction price to the performance obligations in the contract; and

5)	Recognize revenue when (or as) it satisfies a performance obligation.

Revenues are recognized when the Company satisfies its performance obligation to provide telemedicine consultation services as requested. These consultations covered by the fixed monthly fee, consultations that incur a variable fee, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, the Company has determined these represent a series of distinct services provided over a period of time in a single performance obligation. Upfront nonrefundable fees do not result in the transfer of a promised goods or service to the client, therefore, the Company defers this revenue and recognizes over the average client life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue.

See “— Critical Accounting Policies and Estimates — Revenue Recognition” for a more detailed discussion of our revenue recognition policy.

Cost of Revenues

Cost of revenues primarily consists of fees paid to our physicians, costs incurred in connection with licensing our physicians, equipment leasing, maintenance and depreciation, amortization of capitalized software development costs (internal-use software), and costs related to medical malpractice insurance. Cost of revenues is driven primarily by the number of consultations completed in each period. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. We will continue to invest additional resources in our platform, providers, and clinical resources to expand the capability of our platform and ensure that clients are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenues in the future.

Gross Profit and Gross Margin

Our gross profit is our total revenues minus our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of our total revenues. Our gross margin has been and will continue to be affected by a number of factors, most significantly the fees we charge and the number of consultations we complete. We expect our annual gross margin to improve over the near term as we invest in technology enabled solutions to optimize deployment and utilization of our physicians.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of sales and marketing, research and development, operations, and general and administrative expenses. Personnel costs are the most significant component of selling, general and administrative expenses and consist of salaries, benefits, bonuses, stock-based compensation expense, and payroll taxes. Selling, general and administrative expenses also include overhead costs for facilities, professional fees, and shared IT related expenses, including depreciation expense.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, client success, and marketing staff, including costs of communications materials that are produced to generate greater awareness and utilization among our facilities. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our sales and marketing employees. Our sales and marketing expenses exclude any allocation of occupancy expense and depreciation and amortization.

We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and client success teams and marketing investments and expand into new products and markets. Our sales and marketing expenses will increase in the near term as we increase brand awareness, expand market presence and strategically invest to expand our business. We expect to continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As we scale our sales and related client success and sales support personnel in the short- to medium-term, we expect these expenses to increase in both absolute dollars and as a percentage of revenue.

Research and development

Research and development, or R&D expense, consists primarily of engineering, product development, support and other costs associated with products and technologies that are in development. These expenses include employee compensation, including stock-based compensation. We expect R&D expenses as a percentage of revenues to vary over time depending on the level and timing of our new product development efforts, as well as the development of our clinical solutions and other related activities.

Operations

Operations expenses consist primarily of personnel and related expenses for our physician licensing, credentialing and privileging, project management, implementation, consult coordination center, revenue cycle management, and clinical provisioning functions.

We expect our operations expenses to increase as we continue to increase the size of our staff and expand into new products and markets.

General and Administrative

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, legal, information technology infrastructure, and human resources departments. They also include stock-based compensation, all facilities costs including utilities, communications and facilities maintenance, professional fees (including legal, tax, and accounting). Additionally, during 2020, we incurred significant integration, acquisition, transaction and executive severance costs in connection with the Merger Transaction. They represent the transaction and business integration costs including incremental expenses such as advisory, legal, accounting, valuation, and other professional or consulting fees, as well as other related incremental executive severance costs. Although we expect to incur additional general and administrative expenses due to the additional legal, accounting, insurance, investor relations and other costs as a result of operating as a public company, as well as other costs associated with continuing to grow our business, we expect our general and administrative expenses to decrease in 2021 following the completion of the Merger Transaction and the legal, accounting, stock-based compensation expenses, and other transaction costs incurred to consummate the Merger Transaction.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs (internal-use software) and amortization of acquisition-related intangible assets.

Changes in Fair Value of Contingent Consideration

Changes in fair value of contingent consideration consists of the change in fair value of contingent consideration associated with the acquisition of JSA Health Corporation (“JSA”), a provider of physician-based psychiatric telemedicine services, in August 2018.

Gain on Contingent Shares Issuance Liabilities

Gain on contingent shares issuance liabilities consists of the change in the fair value of (1) 1,875,000 shares of our Class A common stock held by HCMC’s sponsor and subsequently distributed to its permitted transferees which were modified and became subject to forfeiture in connection with the closing of the Merger Transaction, and (2) 350,000 private placement warrants granted to HCMC’s sponsor and subsequently distributed to its permitted transferees as part of the Merger Transaction. The contingent shares issuance liabilities are revalued at their fair value every reporting period. See Notes 6 and 16 to our consolidated financial statements included elsewhere in this report for further information.

Gain on Puttable Option Liabilities

Gain (loss) on puttable option liabilities consists of changes in the fair value of puttable option liabilities. These puttable options are no longer outstanding as they were exercised as part of our Merger Transaction on October 30, 2020.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our term loan agreement.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Consolidated Statement of Operations data:
Revenues	$57,995	$66,200
Cost of revenues	38,542	40,213
Operating expenses
Selling, general and administrative	61,280	35,931
Changes in fair value of contingent consideration	-	(1,855)
Total costs and expenses	99,822	74,289
Loss from operations	(41,827)	(8,089)
Other income	4,238	163
Interest expense	(12,227)	(10,308)
Loss before income taxes	(49,816)	(18,234)
Income tax (expense) benefit	(31)	(8)
Net loss	$(49,847)	$(18,242)

Revenues

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenues	$57,995	$66,200	$(8,205)	(12)%

Revenues decreased by $8.2 million, or 12%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease is primarily driven by a decline in core consultation volume to 125,468 core consultations for the year ended December 31, 2020, from 158,809 core consultations for the year ended December 31, 2019, due to the impact of the COVID-19 pandemic on the utilization of our core services.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenues	$38,542	$40,213	$(1,671)	(4)%
Gross margin	34%	39%

Cost of revenues decreased by $1.7 million, or 4%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by a decrease in the volume of core consultations over the same period due to a reduced demand of our services because of the COVID-19 pandemic.

Gross margin was 34% for the year ended December 31, 2020, compared to 39% for the year ended December 31, 2019. Despite the impact to revenue from the decrease in core consultation volume in the 2020 period due to a reduced demand of our services because of the COVID-19 pandemic, the Company was able to partially offset margin pressure as discussed above.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$61,280	$35,931	$25,349	71%

Sales and marketing	7,446	6,410	1,036	16%
Research and development	1,376	1,099	277	25%
Operations	9,032	7,905	1,127	14%
General and administrative	43,426	20,517	22,909	112%
	$61,280	$35,931	$25,349	71%

Sales and marketing expenses increased by $1.0 million, or 16%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased by $0.3 million, or 25%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 as we continue to invest in product development.

Operations expenses increased by $1.1 million, or 14%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase is due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased by $22.9 million, or 112%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $17.2 million increase in stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction, $3.7 million in integration, acquisition, transaction and executive severance costs and $2.0 million of additional costs as we transitioned to operating as a public company.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)	Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)
	(dollars in thousands)
Sales and marketing	$41	$—	$—	$570	$—	$—
Research and development	143	—	—	46	—	—
Operations	114	—	—	41	—	—
General and administrative	17,611	1,593	7,259	422	1,664	3,587
Total	$17,909	$1,593	$7,259	$1,079	$1,664	$3,587

(1)	Represents integration, acquisition, transaction and severance costs.

Changes in Fair Value of Contingent Consideration

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Changes in fair value of contingent consideration	$-	$(1,855)	$1,855	*

*	Percentage not meaningful

Changes in fair value of contingent consideration decreased by $1.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was due to the revaluation of the previously recorded contingent consideration associated with the JSA acquisition to reflect that thresholds requiring payment under the earn-out would not be met.

Loss from operations

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Loss from operations	$41,827	$8,089	$33,738	*

*	Percentage not meaningful

Loss from operations increased by $33.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in loss from operations was due to a decrease in revenues resulting from the decline in core consultation volume in the 2020 period related to the impact of the COVID-19 pandemic on the utilization of our core services and an increase in selling, general and administrative expenses primarily due to stock-based compensation and transaction costs in connection with the Merger Transaction.

Gain on contingent shares issuance liabilities

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$4,237	$-	$4,237	*

*	Percentage not meaningful

Gain on contingent shares issuance liabilities was $4.2 million for the year ended December 31, 2020 due to the re-measurement of the fair value of contingent shares issuance liabilities subsequent to the Merger Transaction.

Interest Expense

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$12,227	$10,308	$1,919	19%

Interest expense increased by $1.9 million, or 19%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to a prepayment premium and acceleration of the amortization of discount fees in connection with the payoff of existing debt at the closing of the Merger Transaction.

Income Tax Expense

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Income tax expense	$31	$8	$23	*

*	Percentage not meaningful

Income tax expense increased by $0.02 million for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net loss

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Net loss	$49,847	$18,242	$31,605	173%

Net loss increased by $31.6 million, or 173%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change in net loss was due to the increase in the loss from operations as described above and an increase in the interest expense related to the payoff of our Term Loan Agreement in connection with the closing of the Merger Transaction.

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with GAAP, adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Adjusted gross profit	$23,429	$28,878
Adjusted gross margin	40%	44%
Adjusted EBITDA	$(11,111)	$(967)

However, our use of the terms adjusted gross profit, adjusted gross margin and adjusted EBITDA may vary from that of others in our industry. Adjusted gross profit, adjusted gross margin and adjusted EBITDA should not be considered as an alternative to gross profit, net loss, net loss per share or any other performance measures derived in accordance with GAAP as measures of performance. Adjusted gross profit, adjusted gross margin and adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect the significant interest expense on our debt;

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any expenditures for such replacements; and

●	other companies in our industry may calculate these financial measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by using these non-GAAP financial measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include gross profit, net loss, net loss per share and other performance measures. In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. When evaluating our performance, you should consider these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable GAAP measures set forth in the reconciliation tables below and our other GAAP results.

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures that our management uses to assess our overall performance. We define adjusted gross profit as GAAP gross profit, plus depreciation and amortization (including internal-use software) and equipment leasing costs. Our practice of procuring equipment through lease financing ceased in the second quarter of 2017. We define adjusted gross margin as our adjusted gross profit divided by our revenues. We believe adjusted gross profit and adjusted gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of depreciation and amortization and equipment lease costs. The following table presents a reconciliation of adjusted gross profit from the most comparable GAAP measure, gross profit, for the periods presented:

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenues	$57,995	$66,200	$(8,205)	(12)%
Cost of revenues	38,542	40,213	(1,671)	(4)%
Gross profit	19,453	25,987	(6,534)	(25)%
Add:
Depreciation and amortization	3,910	2,647	1,263	48%
Equipment leasing costs	66	244	(178)	(73)%
Adjusted gross profit	$23,429	$28,878	(5,449)	(19)%
Adjusted gross margin (as a percentage of revenues)	40%	44%

Adjusted gross profit decreased by $5.5 million, or 19%, for the year ended December 31, 2020, compared to year ended December 31, 2019. This decrease was primarily due to lower revenues as a result of lower volume of core consultations over the same periods, primarily due to the impact of the COVID-19 pandemic.

Adjusted EBTIDA

We believe that adjusted EBTIDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization (including internal-use software), stock-based compensation, gain on contingent shares issuance liabilities, gain on puttable options, change in fair value of contingent consideration, and integration, acquisition, transaction and executive severance costs. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. The following table reconciles net loss to adjusted EBITDA:

	Year Ended December 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Net loss	$(49,847)	$(18,242)	$(31,605)	(173)%
Add:
Interest expense	12,227	10,308	1,919	19%
Income tax expense	31	8	23	*
Depreciation and amortization	5,503	4,311	1,192	28%
Stock-based compensation	17,909	1,079	16,830	1,560%
Gain on contingent shares issuance liabilities	(4,237)	-	(4,237)	*
Gain on puttable option liabilities	(1)	(163)	162	*
Change in fair value of contingent consideration	-	(1,855)	1,855	*
Integration, acquisition, transaction, and executive severance costs	7,304	3,587	3,717	104%
Adjusted EBITDA	$(11,111)	$(967)	$(10,144)	(1,049)%

*	Percentage not meaningful

Adjusted EBITDA decreased by $10.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. This change is mainly driven by lower revenues over the same period, primarily due to a decrease in the volume of core consultations in the 2020 period resulting from reduced demand of our services because of the COVID-19 pandemic and an increase in selling and marketing expenses as we continued to make focused investments in marketing to drive brand awareness, an increase in general and administrative expenses as we scale to meet our reporting, compliance, and other obligations as a public company, a gain on contingent shares issuance liabilities recognized in connection with the closing of the Merger Transaction and an increase in integration, acquisition, transaction and executive severance costs incurred in connection with the closing of the Merger Transaction.

Liquidity and Capital Resources

Prior to the consummation of the Merger Transaction, our operations were historically financed primarily through the net proceeds received from private placements of convertible preferred stock, borrowings on our senior loan facilities, the convertible bridge note funding commitment under a support letter from two entities affiliated with Warburg Pincus (“WP”), our controlling shareholder, described below, and revenue from the sale of our services. As of December 31, 2020, our principal source of liquidity was cash and cash equivalents of $38.8 million provided from the Merger Transaction. We believe that our cash and cash equivalents as of December 31, 2020, together with our expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect our principal sources of liquidity following the Merger Transaction will be our cash and cash equivalents and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.

Indebtedness

Term Loan Agreement

We entered into a Term Loan Agreement with CRG Servicing LLC (“CRG”) on June 17, 2016, which was most recently amended on September 3, 2020, that established a secured term loan facility of up to $68.0 million. Interest-only payments on the outstanding balance was payable quarterly in arrears at a rate of 13.0% per annum, payable, at our election, as 9.0% cash interest and 4.0% paid-in-kind interest through March 31, 2022. If we delivered financial statements to CRG evidencing EBITDA (as defined in the Term Loan Agreement) greater than or equal to zero for any consecutive six-month period, the interest rate would have been reduced permanently to 12.5% (payable, at our election, as 9.0% cash interest and 3.5% paid-in-kind interest). During the term of the term loan, we elected to make the paid-in-kind interest payments and accrue and capitalize the paid-in-kind interest of 4% each quarter as an addition to the principal debt balance. The outstanding principal balance under the term loan was repayable in four equal quarterly installments commencing June 30, 2022. The term loan also had a final payoff fee of 6% of the principal balance payable at maturity or upon prepayment. We repaid the term loan on October 30, 2020, with proceeds received upon the consummation of the Merger Transaction.

Convertible Bridge Notes

In August 2020, WP committed, pursuant to a support letter dated August 14, 2020, to fund up to $15.0 million available from August 2020 through December 31, 2021, subject to ongoing evaluations between the parties following the closing of the Merger Transaction. In September 3, 2020, we sold to WP $2.0 million aggregate principal amount of subordinated convertible promissory notes (“Bridge Notes”) in a financing pursuant to this support letter. WP subsequently recommitted to fund up to $15.0 million available from September 2020 through December 31, 2021, subject to ongoing evaluations between the parties following the closing of the Merger Transaction, under a new support letter dated September 23, 2020, that superseded and replaced the August support letter. On September 28, 2020, we sold to WP an additional $2.0 million aggregate principal amount of Bridge Notes pursuant to the September support letter. On October 13, 2020, we sold to WP an additional $1.9 million aggregate principal amount of Bridge Notes pursuant to the September support letter. The Bridge Notes accrued payment-in-kind interest at a rate of 13% per annum, became immediately due and payable upon the closing of the Merger Transaction or other change of control, and otherwise became due and payable upon the written demand of WP upon the earlier of any time after June 30, 2023, and the occurrence, and during the continuance of, an event of default under the Bridge Notes. The Bridge Notes were voluntarily prepayable in whole or in part without penalty upon the approval of the majority of our disinterested directors. On October 30, 2020, we repaid the then-outstanding Bridge Notes with proceeds received upon the consummation of the Merger Transaction.

See Note 11 in our consolidated financial statements included elsewhere in this report for further information.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(22,576)	$(10,766)
Investing activities	(6,530)	(5,233)
Financing activities	63,319	16,551
Net increase in cash, cash equivalents and restricted cash	$34,213	$552

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $22.6 million, consisting primarily of a net loss of $49.8 million offset by changes in working capital of $2.8 million and non-cash charges of $24.4 million. The changes in working capital was primarily due to a decrease in accounts receivable and increase in accounts payable and accrued liabilities due to timing of payments. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense, provision for accounts receivable allowances, and non-cash interest expense.

Net cash used in operating activities for the year ended December 31, 2019 was $10.8 million, consisting primarily of a net loss of $18.2 million and changes in working capital of $0.2 million offset by net non-cash charges of $7.6 million. The changes in working capital was primarily due to an increase in accounts receivable and decrease in accounts payable and accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, provision for accounts receivable allowances, and non-cash interest expense offset by a gain on the changes in fair value of contingent consideration.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2020 was $6.5 million consisting of $4.3 million capitalized software development costs and $2.2 million in purchases of property and equipment.

Net cash used in investing activities in the year ended December 31, 2019 was $5.2 million consisting of $3.8 million capitalized labor and $1.4 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2020 was $63.3 million consisting primarily of net proceeds from our Merger Transaction of $209.8 million and $10.9 million in net proceeds from the issuance of our Series J preferred stock. This was partially offset by repayment of the long-term debt principal of $88.3 million and liquidation of Series H, I and J preferred stocks by $63.2 million.

Net cash provided by financing activities in the year ended December 31, 2019 was $16.6 million consisting of net proceeds of $3.8 million from the issuance of our Series J preferred stock and $12.9 million net proceeds from additional borrowings under the Term Loan Agreement offset by principal payments on capital lease obligations of $0.1 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and currently do not have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

Our revenues are generated from service contracts with client hospitals or physician practice groups. We have determined that one single performance obligations exists for the Company to provide consultation services as requested. These consultations are covered by the fixed monthly fee, consultations that incur a variable fee, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, the Company has determined these represent a series of distinct services provided over a period of time in a single performance obligation. Upfront non-refundable fees do not result in the transfer of a promised goods or service to the client, therefore, the company defers this revenue and recognizes over the average client life.

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentive for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and directors.

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. We estimate forfeitures based on historical experience.

Prior to the Merger Transaction, Legacy SOC Telemed estimated the fair value of stock-based awards using the Black-Scholes option-pricing model, which required the input of highly subjective assumptions. Our assumptions were as follows:

Fair value — Because the common stock of Legacy SOC Telemed was not publicly traded prior to the Merger Transaction, we had to estimate the fair value of the common stock. The board of directors considered numerous objective and subjective factors to determine the fair value of the common stock at each meeting in which awards were approved.

Expected volatility — Because the common stock of Legacy SOC Telemed was not publicly traded prior to the Merger Transaction, the expected volatility was derived from the average historical volatilities of publicly traded companies within our industry that we considered to be comparable to our business over a period approximately equal to the expected term for employees’ options and the remaining contractual life for nonemployees’ options. In evaluating similarity, we considered factors such as stage of development, risk profile, enterprise value and position within the life sciences industry. Subsequent to the Merger Transaction, we do not have sufficient history of our publicly traded stock; therefore, we continue to estimate volatility using this methodology.

Expected term — We determined and continue to determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behaviour.

Risk-free rate — The risk-free interest rate was and continues to be based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

Expected dividend yield — We utilized and continue to utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Year Ended December 31,
	2020 (1)	2019
Expected dividend	0.0%	0.0%
Weighted average volatility	80.0%	55.0%
Expected term	1 – 5 years	5 – 10 years
Risk-free interest rate	0.15% – 0.40%	1.98% – 2.64%

(1)	No new grants were issued in 2020 prior to the Merger Transaction. These assumptions relate to option modifications in 2020.

Contingent Shares Issuance Liabilities and Puttable Option Liabilities

The Company recognizes derivatives as either an asset or liability measured at fair value in accordance with ASC 815, Derivatives and Hedging. The puttable options were the Company’s derivative financial instruments and were recorded in the consolidated balance sheets at fair value. The Company does not enter into derivative transactions for speculative or trading purposes. Contingent shares issuance liabilities reflect the Company’s liability to provide a variable number of shares to HCMC’s sponsor and its permitted transferees if certain publicly traded stock prices are met at various points in time. The liability was recorded at fair value at the date of the Merger Transaction and is revalued at each reporting period using a Monte Carlo simulation that factors in the current price of our Class A common stock, the estimated likelihood of a change in control, and the vesting criteria of the award.

Impairment of Goodwill and Long-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on December 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Our annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Intangible assets resulted from business acquisitions and include Hospital contract relationships, Non-compete agreements, and Trade names. Hospital contract relationships are amortized over a period of 6 to 10 years, Non-compete agreements are amortized over a period of 4 to 5 years, and Trade names are amortized over 4 to 5 years. All intangible assets are amortized using the straight-line method.

Long-lived assets (property and equipment and capitalized software costs) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, the Company evaluates the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses through December 31, 2020.

Recently Adopted Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements — Accounting pronouncements issued but not yet adopted” in Note 2 to our consolidated financial statements included elsewhere in this report for more information.

Emerging Growth Company

Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. Following the completion of the Merger Transaction, we intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.

We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totalling $38.8 million and $4.5 million as of December 31, 2020 and 2019, respectively. Our cash is held in non-interest-bearing accounts at high-credit quality financial institutions and are not subject to interest rate risk. At times, such amounts may exceed federally insured limits.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SOC Telemed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOC Telemed, Inc. and its subsidiaries and affiliates (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Arlington, Virginia

March 30, 2021

We have served as the Company’s auditor since 2015.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

As of December 31,

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents (from variable interest entities $1,942 and $3,509, respectively)	$38,754	$4,541
Accounts receivable, net of allowance for doubtful accounts of $447 and $538 (from variable interest entities, net of allowance $8,192 and $10,125, respectively)	8,721	10,545
Prepaid expenses and other current assets	1,609	843
Total current assets	49,084	15,929

Property and equipment, net	4,092	2,387
Capitalized software costs, net	8,935	7,647
Intangible assets, net	5,988	7,429
Goodwill	16,281	16,281
Deposits and other assets	559	321
Total assets	$84,939	$49,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable (from variable interest entities $692 and $1,882, respectively)	$2,809	$3,435
Accrued expenses (from variable interest entities $1,349 and $1,226, respectively)	8,293	6,078
Deferred revenues	610	516
Capital lease obligations	-	48
Stock-based compensation liabilities	4,228	-
Total current liabilities	15,940	10,077

Puttable option liabilities	-	1
Deferred revenues	923	807
Long term debt, net of unamortized discount and debt issuance costs	-	77,140
Contingent shares issuance liabilities	12,450	-
Other long-term liabilities (from variable interest entities $157 and $0, respectively)	560	-
Total liabilities	$29,873	$88,025

COMMITMENTS AND CONTINGENCIES (Note 21)

CONTINGENTLY REDEEMABLE PREFERRED STOCK
Redeemable convertible preferred stock, $0.001 par value; 0 and 8,838,825 shares authorized as of December 31, 2020 and 2019, respectively; 0 and 8,838,825 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $62,466 as of December 31, 2020 and 2019, respectively.	-	61,907

STOCKHOLDERS’ EQUITY (DEFICIT)
Class A common stock, $0.0001 par value; 500,000,000 and 53,428,720 shares authorized as of December 31, 2020 and 2019; 74,898,380 and 34,140,909 shares issued and outstanding at December 31, 2020 and 2019, respectively.	8	3
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively.	-	-
Treasury stock, 0 and 223,157 shares, at cost, as of December 31, 2020 and 2019	-	(768)
Additional paid-in capital	291,277	87,199
Accumulated deficit	(236,219)	(186,372)
Total stockholders’ equity (deficit)	55,066	(99,938)

Total liabilities, contingently redeemable preferred stock and stockholders’ equity (deficit)	$84,939	$49,994

The accompanying notes are an integral part of these consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

Years ended December 31,

	2020	2019
Revenues	$57,995	$66,200

Cost of revenues	38,542	40,213

Operating expenses
Selling, general and administrative	61,280	35,931
Changes in fair value of contingent consideration	-	(1,855)
Total operating expenses	61,280	34,076

Loss from operations	(41,827)	(8,089)

Other income (expense)
Gain on contingent shares issuance liabilities	4,237	-
Gain on puttable option liabilities	1	163
Interest expense	(12,227)	(10,308)

Total other expense	(7,989)	(10,145)

Loss before income taxes	(49,816)	(18,234)

Income tax expense	(31)	(8)

Net loss and comprehensive loss	$(49,847)	$(18,242)

Accretion of redeemable convertible preferred stock	(96,974)	(5,514)

Net loss attributable to common stockholders	$(146,821)	$(23,756)

Net loss per share attributable to common stockholders
Basic	$(3.55)	$(0.69)
Diluted	$(3.55)	$(0.69)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	41,346,849	34,233,789
Diluted	41,346,849	34,233,789

The accompanying notes are an integral part of these consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

					Additional		Total Stockholders’
	Common Stock (1)		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	34,129,376	$3	(90,302)	$(768)	$91,614	$(168,130)	$(77,281)

Exercise of stock options	11,533	-	-	-	20	-	20
Stock-based compensation	-	-	-	-	1,079	-	1,079
Accretion of stock issuance costs and dividends on Series H and Series I contingently redeemable preferred stock	-	-	-	-	(5,514)	-	(5,514)
Net loss	-	-	-	-	-	(18,242)	(18,242)

Balance, December 31, 2019	34,140,909	$3	(90,302)	$(768)	$87,199	$(186,372)	$(99,938)

Stock-based compensation	-	-	-	-	13,681	-	13,681
Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(96,974)	-	(96,974)
Exercise of stock options, net of withholding taxes	2,643,694	-	-	-	(11,883)	-	(11,883)
Exercise of warrants	1,210,247	-	-	-	98	-	98
Redemption of Series H preferred stock through issuance of common stock	10,600,347	1	-	-	106,642	-	106,643
Retirement of treasury stock	(90,302)	-	90,302	768	(768)	-	-
Contingent shares issuance liabilities associated with the Merger and Recapitalization	-	-	-	-	(16,687)	-	(16,687)
Merger and Recapitalization, net of transaction costs	26,393,485	4	-	-	209,969	-	209,973
Net loss	-	-	-	-	-	(49,847)	(49,847)

Balance, December 31, 2020	74,898,380	$8	-	$-	$291,277	$(236,219)	$55,066

(1)	As part of the Merger Transaction (as disclosed in Note 17), all per share information has been retroactively adjusted using an exchange ratio of 0.4047 per share.

The accompanying notes are an integral part of these consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended December 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(49,847)	$(18,242)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,503	4,311
Stock-based compensation	17,909	1,079
(Gain) on puttable option liabilities	(1)	(163)
Change in fair value of contingent consideration	-	(1,855)
(Gain) on contingent shares issuance liabilities	(4,237)	-
Bad debt expense	85	200
Paid-in kind interest on senior debt	2,577	2,815
Amortization of debt issuance costs and accretion of original issuance discount	2,668	1,273
Change in assets and liabilities, net of acquisitions
Accounts receivable, net of allowance	1,739	(923)
Prepaid expense and other current assets	(395)	15
Deposits and other assets	(238)	43
Accounts payable	(1,062)	795
Accrued expenses and other liabilities	2,513	(9)
Deferred revenues	210	(105)
Net cash used in operating activities	(22,576)	(10,766)

Cash flows from investing activities:
Capitalization of software development costs	(4,309)	(3,880)
Purchase of property and equipment	(2,221)	(1,353)
Net cash used in investing activities	(6,530)	(5,233)

Cash flows from financing activities:
Principal payments under capital lease obligations	(75)	(134)
Proceeds from the issuance of debt, net of discount	5,960	12,867
Repayment of long-term debt	(88,345)	-
Issuance of contingently redeemable preferred stock, net of offering costs	10,938	3,798
Exercise of stock options and warrants	98	20
Stock repurchases from employees for tax withholdings	(11,883)	-
Liquidation of preferred stock (Series H, I and J)	(63,176)	-
Proceeds from merger and recapitalization, net of transaction costs	209,802	-
Net cash provided by financing activities	63,319	16,551

Net increase in Cash and cash equivalents	34,213	552
Cash and cash equivalents at beginning of year	4,541	3,989
Cash and cash equivalents at end of year	$38,754	$4,541

The accompanying notes are an integral part of these consolidated financial statements.

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$31	$15
Cash paid during the year for interest	7,109	6,335

Supplemental schedule of non-cash investing and financing transactions:
Purchase of property and equipment reflected in accounts payable and accrued expenses at year end	$513	$15
Assets acquired under capital lease arrangements	26	110
Accretion of contingently redeemable preferred stock	96,974	5,514
Redemption of Series H preferred stock through issuance of common stock	106,642	-
Exercise of stock options	26,597	-
Exercise of warrants	11,765	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthcare Merger Corp. (“HCMC”) was incorporated in Delaware in September 2019 and formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Specialists On Call, Inc. was formed on July 14, 2004 as a Delaware C-Corporation doing business as SOC Telemed (“Legacy SOC Telemed”). On October 30, 2020, we completed the acquisition of Legacy SOC Telemed by and among us, Sabre Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of HCMC, Sabre Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of HCMC, and Legacy SOC Telemed. The transactions contemplated by the merger agreement between HCMC and Legacy SOC Telemed are collectively referred as the “Merger Transaction” or “Merger and Recapitalization”. As part of the Merger Transaction, HCMC changed its name from Healthcare Merger Corp. to SOC Telemed, Inc. See Note 4 for additional information.

SOC Telemed, Inc. and Subsidiaries and Affiliates (collectively, the “Company”, “SOC Telemed”, and “SOC”) is committed to improving patient care by providing advanced, real-time telemedicine and the highest quality critical consultation services by connecting emergency physicians with critical care experts 24 hours a day, every day of the year. The Company is a health services management company that is responding to the need for rapid, effective treatment of emergency patients and the shortage of critical care experts. The Company operates as a single operating and reportable segment.

As discussed in Note 25, on March 26, 2021, the Company entered into an equity purchase agreement (the “Agreement”) to acquire Access Physicians Management Services Organization, LLC (“Access Physicians”). Pursuant to the Agreement, SOC Telemed acquired Access Physicians with a combination of cash, shares, and contingent consideration.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SOC Telemed, Inc. and its Subsidiaries and Affiliates and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

As of December 31, 2020 and 2019, SOC Telemed, Inc. is party to four Administrative Agreements in Georgia, California, Texas and New Jersey by and among it and the professional corporations (the “Tele-Physicians Practices”) pursuant to which each professional corporation provides services to SOC Telemed, Inc. Each Tele-Physician Practice is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. As discussed in Note 5, Variable Interest Entities, SOC Telemed, Inc. holds a variable interest in the Tele-Physician Practices and, accordingly, the Tele-Physician Practices are considered variable interest entities (“VIE” or “VIEs”) which are denominated Affiliates for consolidation purposes.

The accompanying consolidated financial statements include the accounts of the Company. All intercompany balances and transactions are eliminated upon consolidation.

The Merger Transaction was accounted for as a reverse recapitalization as Legacy SOC Telemed was determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations. This determination was primarily based on Legacy SOC Telemed comprising the ongoing operations of the combined entity, Legacy SOC Telemed’s senior management comprising the majority of the senior management of the combined company, and the prior shareholders of Legacy SOC Telemed having a majority of the voting power of the combined entity. In connection with the Merger Transaction, the outstanding shares of Legacy SOC Telemed preferred stock was redeemed for cash and shares of the Company’s Class A common stock and the outstanding shares of Legacy SOC Telemed common stock were converted into Class A common stock of the Company, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Operations and assets and liabilities of the Company prior to the Merger Transaction in these financial statements are those of Legacy SOC Telemed. As a result, these financial statements represent the continuation of Legacy SOC Telemed and the historical shareholders’ deficit exclusive of common stock and loss per share of Legacy SOC Telemed prior to the Merger Transaction have been retrospectively adjusted for the Merger Transaction using an exchange ratio of 0.4047. The accumulated deficit of Legacy SOC Telemed has been carried forward after the Merger Transaction. See Note 4 for additional information.

COVID – 19 Outbreak

The recent outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

While not currently known, the full impact of COVID-19 could have a material impact on the operations of our business. For the year ended December 31, 2020 our variable revenues decreased as a result of the lower volume of consultations due to the COVID-19 pandemic with corresponding impacts on our cost of sales due to declined demand for physicians. For more details, see Going Concern Consideration below.

The Company continues to closely monitor the current macro environment related to monetary and fiscal policies, as well as pandemics or epidemics, such as the recent COVID-19 outbreak.

Going Concern Consideration

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

As of December 31, 2020, the Company has experienced negative cash flows and losses from operations each year since inception and has an accumulated deficit of $236.2 million. The Company incurred net losses of $49.8 million and $18.2 million for the years ended December 31, 2020 and 2019, respectively, and cash outflows from operations of $22.6 million and $10.8 million for the years ended December 31, 2020 and 2019, respectively. In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. The Company experienced a reduction in service utilization in and around the same time and consequently experienced a decrease in revenue and margin. The Company immediately responded by adjusting variable costs, including physician fees, travel expenses, and other discretionary spending to preserve margins which included real time assessment of physician coverage needs to appropriately align with changes in utilization experienced as a result of the COVID-19 pandemic. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business and continuously modifying operational protocols, cost structure, and discretionary spending to evolving business conditions. Notwithstanding these efforts, the Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash and cash equivalents of $38.8 million as of December 31, 2020 and cash proceeds of $96.5 million received through the issuance of debt in March 2021 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from the issuance of these financial statements, based upon the Company’s current operating plan and its acquisition of Access Physicians Management Services Organization, LLC (“Access Physicians”) in March 2021. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company has historically funded its operations through the issuance of preferred stock and long-term debt. Until such time, if ever, as the Company can generate substantial revenues and positive operating cash flows, the Company will likely finance its cash needs through a combination of public or private equity offerings or debt financings. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

For the years ended December 31, 2020 and 2019 no client accounts for more than 10% of the Company’s accounts receivable or total revenues.

Business Combination

The Company applies the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the value of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the fair value of acquired intangible assets. The Company may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date if it obtains more information regarding asset valuations and liabilities assumed. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at net realizable value. The Company maintains an allowance for doubtful accounts for the estimated losses resulting from the inability of the Company’s clients to pay their invoices. The allowance for doubtful accounts is calculated based on a specific reserve for identified at risk balances considering the Company’s history of write-offs and collections as well as current credit conditions. If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Computer Equipment	3 years
Furniture and Fixtures	3 years
Telemedicine Equipment	2 to 5 years
Leasehold Improvements	Shorter of remaining lease term or the economic life

Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or the economic life. Telemedicine equipment consists of computer equipment and monitors, optical equipment, and accessories that allow doctors and others in separate locations to communicate and collaborate with each other. Depreciation expense for telemedicine equipment and software is included within cost of revenues, while depreciation for all other assets is included within selling, general and administrative expenses in the statements of operations. Upon installation of the telemedicine equipment at the client’s location, the Company retains title to the equipment, which is held and used by the client and thus is retained on the Company’s books or financed through operating and capital leases with third parties. Telemedicine equipment that has not yet been installed is not depreciated. At December 31, 2020 and 2019 the Company has $0.1 million and $0.2 million of uninstalled telemedicine equipment classified as work in progress within Property and equipment, net on the consolidated balance sheets.

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred and included within selling, general and administrative expenses in the statements of operations.

Capitalized Software Costs

The Company capitalizes the cost of developing internal-use software, consisting primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees and third parties who devote time to their respective projects. The Company also capitalizes avoidable interest costs as the amount of interest that could have been avoided if funds were used to pay off the debt instead of developing the asset. Capitalized interest costs were $0.1 million for each of the years ended December 31, 2020 and 2019. Capitalization of software costs occurs during the application development stage. Software costs incurred during the preliminary project and post implementation stages are expensed as incurred. The application development stage occurs when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Depreciation of capitalized software costs are recorded as a component of telemedicine equipment and software depreciation within cost of revenues on the statements of operations on a straight-line basis over their estimated useful life of four years and begins once the project is substantially complete and the software is ready for its intended purpose.

Intangibles Assets

All intangible assets were acquired in connection with the acquisitions of NeuroCall Holdings, LLC and its subsidiaries (“NeuroCall”) on January 31, 2017, and JSA Health Corporation (“JSA Health” or “JSA”) on August 14, 2018 and are amortized over their estimated useful lives based on the pattern of economic benefit derived from each asset. Intangible assets resulting from these acquisitions include hospital contracts relationships, non-compete agreements and trade names. Hospital contracts relationships are amortized over a period of 6 to 10 years using a straight-line method. Non-compete agreements are amortized over a period of 4 to 5 years using the straight-line method. The trade names represented by NeuroCall and JSA Health are amortized over 5 and 4 years, respectively, using the straight-line method.

Impairment of Goodwill

Goodwill is tested for impairment on an annual basis as of December 31 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company operates as one operating segment, which the Company has determined to be one reporting unit for the purposes of impairment testing. The Company compares the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The fair value of the reporting unit is determined using various techniques, including market cap determined from the public stock price, multiple of earnings and discounted cash flow valuation methodologies. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business, and future economic and market conditions.

The Company’s annual goodwill impairment tests performed on December 31, 2020 and 2019 resulted in no impairment charges for the years ended December 31, 2020 and 2019.

Impairment of Long-Lived Assets

The Company determines whether long-lived assets are to be held for use or disposal. The Company monitors its long-lived assets for events or changes in circumstances that indicate that their carrying values may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, the Company evaluates the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. No impairments were recorded during the years ended December 31, 2020 and 2019.

Stock-Based Compensation

The Company accounts for all employee stock-based payments in accordance with the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation. This model requires companies to measure the cost of stock-based awards to employees based on the grant-date fair value of the award using an option pricing model, and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. An award’s value is expensed over the award’s requisite service period, which is generally the vesting period, on a straight-line basis or on a graded basis as determined by the underlying award, net of estimated pre-vesting forfeitures. The Company has estimated forfeitures based on historical experience and revises the rates, as necessary, if actual forfeitures differ from initial estimates.

The Company estimates the grant-date fair value of each award using the Black-Scholes model. Assumptions used when valuing options using the Black-Scholes model are: the underlying stock price, expected stock volatility, expected option term, expected dividend yield, and the risk-free interest rate. Expected stock volatility is determined using weekly average historical stock prices of comparable public companies’ common stock for a period generally equal to the expected term of the options. Expected option term is determined by computing the weighted average of an award’s contractual and vesting terms, also known as the simplified method. The Company does not have a history of declaring dividends on common stock and does not expect to in the near term, therefore, the dividend yield is 0%. The risk-free interest rate is equal to interest rates paid on U.S. treasuries for periods equal to the expected term.

Long Term Debt

The Company previously had entered into a term loan facility, which is divided into tranches. The Company capitalized costs related to the issuance of debt under the provisions of ASC Subtopic 835-30, Interest – Imputation of Interest. Debt issuance costs and discounts related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are subsequently amortized to interest expense at an effective interest rate over the life of the related loan. Debt issuance costs related to line-of-credit arrangements are presented in the consolidated balance sheets as an asset and are subsequently amortized ratably over the term of the line-of-credit arrangement. Amortization of debt issuance costs is included as a component of interest expense in the Company’s consolidated statements of operations. Cash interest payments were due quarterly on March 31, June 30, September 30, and December 31 each year. Interest is expensed monthly. Paid in-kind interest (“PIK”) was accrued monthly at the contracted rate over the period of the loan and included in the principal balance.

Contingent Shares Issuance Liabilities and Puttable Option Liabilities

The Company recognizes derivatives as either an asset or liability measured at fair value in accordance with ASC 815, Derivatives and Hedging. The puttable options were the Company’s derivative financial instruments and were recorded in the consolidated balance sheets at fair value. The Company does not enter into derivative transactions for speculative or trading purposes. Contingent shares issuance liabilities reflect the Company’s liability to provide a variable number of shares to HCMC’s sponsor and its permitted transferees, if certain publicly traded stock prices are met at various points in time. The liability was recorded at fair value at the date of the Merger Transaction and is revalued at each reporting period using a Monte Carlo simulation that factors in the current price of the Company’s Class A common stock, the estimated likelihood of a change in control, and the vesting criteria of the award.

Contingently Redeemable Preferred Stock

The redemption provisions of the Company’s Series H, I and J preferred stock were outside the Company’s control, and as such the Company has recorded its contingently redeemable preferred stock outside of stockholders’ deficit. The Company’s outstanding contingently redeemable preferred stock was issued at a discount to its redemption price. The discount reflects stock issuance costs which were recorded as a reduction of the preferred share balance as well as cumulative dividends on the Series H, I and J preferred stock. The Company accreted its contingently redeemable preferred stock to the stock’s redemption value over the period from issuance to the earliest redemption date, such that the carrying amount of the securities would equal the redemption value inclusive of accrued but unpaid dividends at the earliest redemption date. The accretion to redemption value for the Company’s Series H, I and J preferred stock were recorded as a charge to additional paid-in capital, in the absence of retained earnings, with a corresponding increase to contingently redeemable preferred stock.

Revenue Recognition

The Company recognizes revenue using a five-step model:

1)	Identify the contract(s) with a client;

2)	Identify the performance obligation(s) in the contract;

3)	Determine the transaction price;

4)	Allocate the transaction price to the performance obligations in the contract; and

5)	Recognize revenue when (or as) it satisfies a performance obligation.

The Company enters into service contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the clients pay a fixed monthly fee for physician consultation services. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the clients also pay a variable consultation fee for the additional service. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment, which can be provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services. Prior to the start of a contract, clients generally make upfront nonrefundable payments to the Company when contracting for Company training, maintenance, equipment, and implementation services.

Our client contracts typically range in length from 1 to 3 years, with an automatic renewal process. We typically invoice our clients for the monthly fixed fee in advance. Our contracts typically contain cancellation clauses with advance notice, therefore, we do not believe that we have any material outstanding commitment for future revenues beyond one year from the end of a reporting period.

Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telemedicine consultation services as requested. The consultations covered by the fixed monthly fee and obligation to stand-by and be ready to provide these consultations represented 70% and 62% of revenues for the years ended December 31, 2020 and 2019, respectively. Consultations that incur a variable fee due to the monthly quantity exceeding the number of consultations in the contract represented 30% and 38% for the years ended December 31, 2020 and 2019, respectively. The remainder of the revenues was attributable to monthly or annual technology and support fees, and the amortization of deferred revenues for implementation services.

Upfront nonrefundable fees do not result in the transfer of a promised goods or service to the client, therefore, the Company defers this revenue and recognizes it over the average client life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue. The Company recognized $1.1 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively, of revenue into the income statement that had previously been deferred and recorded on the balance as a deferred revenue liability.

Advertising

Advertising costs include public relations, trade shows, market research, and general promotional items and are expensed as incurred. The Company has recorded advertising expenses of $0.9 million and $0.7 million within selling, general and administrative expenses in the statements of operations for the years ended December 31, 2020 and 2019.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes interest and penalties associated with tax matters as part of income tax expenses and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Significant judgement is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a regular basis. Its evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. The Company accounts for uncertain tax positions by recognizing a tax benefit or liability at the largest amount that, in its judgement, is more than 50% likely to be realized or paid based upon technical merits of the position.

Contingencies

In accordance with ASC 450, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgement is required to determine both the probability and the estimated amount. The Company reviews contingencies at least quarterly and adjusts accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. At this time, the Company has no accrual related to lawsuits, claims, investigations and proceedings.

Use of estimates and judgements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments and assumptions. Significant estimates and assumptions are included within, but not limited to: (1) revenue recognition, including the determination of the client relationship period, (2) accounts receivable and allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived and intangible assets, (5) stock-based compensation, option and warrant liabilities, (6) fair value of identifiable purchased tangible and intangible assets in a business combination, (7) market cap determined from the public stock price for goodwill impairment testing, (8) fair value measurements, and (9) the provision for income taxes and related deferred tax accounts. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results, and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company’s consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

Emerging Growth Company

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period under the JOBS Act until such time the Company is not considered to be an EGC. The adoption dates are discussed in the section below to reflect this election.

The Company is also a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Class A common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) annual revenues exceeded $100 million during such completed fiscal year and the market value of the Class A common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

To the extent the Company takes advantage of such reduced disclosure obligations, it may also make the comparison of its financial statements with other public companies difficult or impossible.

Recently Issued Accounting Pronouncements

Accounting pronouncements issued and adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (“Topic 820”), which modifies, removes and adds certain disclosure requirements on fair value measurements. The new guidance was required for the Company for the annual reporting period beginning January 1, 2020 and interim periods within that fiscal year. The Company adopted this guidance starting from January 1, 2020, however, there was no material impact resulting from the adoption of this pronouncement.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequent to the issuance of ASU 2014-09, the FASB also issued several updates related to ASU 2014-09 including deferring its adoption date. As per the latest ASU 2020-05, issued by the FASB, the entities who have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. The revised guidance is required to be applied retrospectively to each prior reporting period presented or modified retrospectively applied with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted this standard on January 1, 2020 utilizing the modified retrospective approach. The Company underwent a process of identifying the various types of revenue streams, performed an evaluation of the components of the associated contractual arrangements and determined that the adoption of the new standard did not have a material impact on the consolidated financial statements.

Accounting pronouncements issued but not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by FASB, the entities who have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. The Company will be adopting this guidance for the annual reporting period beginning January 1, 2022, and interim reporting periods within annual reporting period beginning January 1, 2023. This will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is in the process of evaluating the impact that the pronouncement will have on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (“Topic 326”) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. As per the latest ASU 2020-02, the FASB deferred the timelines for certain small public and private entities. The new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes. The Company is expecting to adopt the guidance from annual periods beginning after December 15, 2021 and interim periods beginning December 15, 2022. The Company is currently evaluating the impact that the pronouncement will have on the consolidated financial statements.

3.	SEGMENT INFORMATION

The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment: health services management. All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States clients.

4.	BUSINESS COMBINATION

Merger with Healthcare Merger Corp.

On October 30, 2020, HCMC, a special purpose acquisition company, consummated a business combination with Legacy SOC Telemed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, HCMC merged with Legacy SOC Telemed, with Legacy SOC Telemed being treated as the accounting acquirer, and the Merger Transaction reflected as a reverse recapitalization, with HCMC treated as the accounting acquiree. Under this method of accounting, the consolidated financial statements of Legacy SOC Telemed are the historical financial statements of the Company. The net assets of HCMC were stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP, and are consolidated with Legacy SOC Telemed’s financial statements on the closing date of the Merger Transaction. The shares and net loss per share available to holders of Legacy SOC Telemed’s common stock prior to the Merger Transaction have been retroactively restated as shares reflecting the exchange ratio of 0.4047 established in the Merger Agreement.

As a result of the Merger Transaction, Legacy SOC Telemed shareholders received aggregate consideration of $720.6 million, consisting of:

●	$64.6 million in cash at the closing of the Merger Transaction from HCMC;

●	$168.0 million in cash proceeds from a private placement (“PIPE”) of Class A Common stock that closed concurrently with the Merger Transaction; and

●	48,504,895 shares of Class A common stock valued at $10.06 per share, totaling $488.0 million.

In addition, 1,875,000 shares of the Company’s Class A common stock was provided to HCMC’s sponsor, which are subject to forfeiture if the Company’s Class A common stock does not meet certain market price thresholds following the Merger Transaction. As of December 31, 2020, none of these shares have been released from such restrictions.

Upon receipt of the aggregate proceeds, the Company redeemed certain Legacy SOC Telemed preferred shareholders for $63.2 million in cash and paid off all existing debt (principal and interests) for $90.3 million in cash. In connection with the Merger Transaction, the Company and HCMC incurred direct and incremental costs of approximately $22.7 million related to the equity issuance, consisting primarily of banking, legal, accounting, and other professional fees, which were recorded to Additional Paid-In Capital as a reduction of proceeds. The Company and HCMC also incurred $0.3 million insurance costs to support the transaction, which were recorded to Prepaid expenses and other current assets and Deposits and other assets. In addition, the Company and HCMC incurred $2.8 million of costs related to transaction bonuses paid to key employees and directors and other professional fees, which were included in selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2020.

5.	VARIABLE INTEREST ENTITIES

SOC Telemed, Inc. holds a variable interest in the Tele-Physicians Practices which contract with physicians in order to provide services to the clients. SOC Telemed, Inc. and the Tele-Physicians Practices have entered into a management services agreement with each other. Under these agreements, SOC Telemed, Inc. agrees to serve as the sole and exclusive administrator of all non-clinical, day-to-day operations and business functions required for the operation of each Tele-Physicians Practice, including business support services, contracting support with clients and payers, accounting, billing and payables support, technology support, licensing exclusive telemedicine technologies, and working capital support to cover the expenses of each Tele-Physicians Practice. The Tele-Physicians Practices are considered variable interest entities (“VIE” or “VIEs”) since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). Under the management services agreements, SOC Telemed, Inc. has the power and rights to direct all non-clinical activities of the professional corporations and funds and absorbs all losses of the VIEs. Therefore, each of the Tele-Physicians Practices are consolidated with SOC Telemed, Inc.

NeuroCall and JSA Health are wholly owned subsidiaries and as such are consolidated by SOC Telemed, Inc. JSA Health comprises four entities: JSA Health Corporation (“Corporate”), JSA Health California LLC (“LLC”), JSA Health California PC (“CAPC”), and JSA Health Texas PLLC (“PLLC”). CAPC and PLLC are medical practices (the “Medical Practices”) and Corporate and LLC provide management services to the Medical Practices (the “Management Companies”). More specifically, Corporate and PLLC have entered into a management services agreement with each other, and LLC and CAPC have entered into a management services agreement with each other. As a result, Corporate and LLC hold variable interests in their respective Medical Practices which contract with physicians in order to provide services to Corporate and LLC. The Medical Practices are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. These relationships are similar to the relationship between SOC Telemed, Inc. and the Tele-Physician Practices. Therefore, each of the Medical Practices are consolidated with JSA Health.

SOC Telemed, Inc. consolidates certain VIEs for which it was determined to be the primary beneficiary. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. SOC Telemed, Inc. reassesses whether changes in the facts and circumstances regarding the Company’s involvement with a VIE could cause a change in its conclusions related to consolidation. Changes in consolidation status are applied prospectively.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Liabilities historically valued with Level 3 inputs on a recurring basis are warrants and puttable stock options. As of December 31, 2020 the Company’s outstanding liability consisted of only contingent shares issuance liabilities and as of December 31, 2019 the Company’s outstanding liability consisted of only puttable stock options.

As a result of the JSA Health acquisition in 2018, the Company measured its contingent consideration at fair value determined at Level 3. The Company estimated the fair value of contingent consideration as the present value of the expected contingent payments, determined using an Option Pricing Model and Discounted Cash Flow methods. The contingent consideration was totally reversed in 2019 and no payment was made. Therefore, the Company had $0 contingent consideration liabilities due as of December 31, 2020 and 2019. The change in fair value of the Company’s contingent liability was recorded in other expenses as “Change in fair value of contingent consideration” in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company recognized a gain of $0 and $1.9 million in changes in fair value of contingent consideration on the consolidated statement of operations.

As a result of the merger with HCMC on October 30, 2020, the Company measured its contingent shares issuance liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the contingent shares issuance liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the contingent shares issuance liabilities’ contractual lives based on the appropriate probability distributions and making assumptions about potential changes in control of the Company. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. As a result $4.2 million was recognized and included as gain on contingent share issuance liabilities in the statements of operations. Refer to Note 16 for further details.

Puttable option liabilities’ fair value are computed using the Black-Scholes model. Refer to Note 14 for further details.

The carrying value of Cash and Cash Equivalents approximate their fair value because of the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019.

The following tables presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,754	$38,754	-	-	$38,754
Total	$38,754	$38,754	-	-	$38,754

Liabilities
Contingent shares issuance liabilities	$12,450	$-	$-	$12,450	$12,450
Total	$12,450	$-	$-	$12,450	$12,450

Fair Value Measurements as of December 31, 2019 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$4,541	$4,541	-	-	$4,541
Total	$4,541	$4,541	-	-	$4,541

Liabilities
Puttable option liabilities	$1	$-	-	$1	$1
Total	$1	$-	-	$1	$1

The following table represents a reconciliation of Puttable option liabilities fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

	Puttable Option Liabilities
	Shares	Fair Value (in thousands)
Balance, December 31, 2018	154,764	$164
Shares expired unexercised	(32,376)	(22)
Change in fair value	-	(141)
Balance, December 31, 2019	122,388	$1
Shares expired unexercised	(12,141)	(4)
Change in fair value	-	521
Shares exercised	(110,247)	(518)
Balance, December 31, 2020	-	$-

The following table represents a reconciliation of contingent consideration fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration
Balance as of December 31, 2018	$1,855
(Gain) recognized in statements of operations	(1,855)
Payments	-
Balance as of December 31, 2019	$-

The following table represents a reconciliation of the contingent shares issuance liabilities fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent shares issuance liabilities
Balance as of December 31, 2019	$-
Contingent shares issuance liabilities	16,687
(Gain) recognized in statements of operations	(4,237)
Balance as of December 31, 2020	$12,450

7.	PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019 property and equipment consisted of the following (in thousands):

	2020	2019
Telemedicine equipment	$9,249	$6,435
Software	1,386	1,358
Work in progress	115	234
Computer equipment	779	757
Furniture and fixtures	328	328
Leasehold improvements	568	568
	$12,425	$9,680
Less accumulated depreciation	(8,333)	(7,293)
Total	$4,092	$2,387

Telemedicine equipment includes $0.5 million and $0.5 million at December 31, 2020 and 2019 of equipment acquired under capital lease agreements.

For the years ended December 31, 2020 and 2019 depreciation expense for all assets except telemedicine equipment was $0.1 million and $0.2 million, respectively and included in selling, general and administrative expenses on the statements of operations. Depreciation expense for telemedicine equipment is included within in cost of revenues on the statements of operations and was $0.9 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

8.	CAPITALIZED SOFTWARE COSTS

At December 31, 2020 and 2019 capitalized software costs consisted of the following (in thousands):

December 31, 2020	Useful Life	Gross Value	Accumulated Depreciation	Net Carrying Value
Capitalized software development costs	4 years	$15,844	$(6,909)	$8,935

December 31, 2019	Useful Life	Gross Value	Accumulated Depreciation	Net Carrying Value
Capitalized software development costs	4 years	$11,535	$(3,888)	$7,647

The software development costs capitalized were $4.3 million and $3.9 million for the years ended December 31, 2020 and 2019, respectively. Depreciation expense for capitalized software costs included within cost of revenues on the statements of operations was $3.0 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

9.	GOODWILL

Goodwill resulted from acquisitions of NeuroCall on January 31, 2017, and JSA Health on August 14, 2018. The asset was $16.3 million for the years ended December 31, 2020 and 2019.The Company performed its annual impairment test in December. There were no indications of impairment as of and for the years ended December 31, 2020 and 2019.

10.	INTANGIBLE ASSETS

At December 31, 2020 and 2019 intangible assets consisted of the following (in thousands):

December 31, 2020	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 10 years	$8,480	$(3,085)	$5,395	6.5
Non-compete agreements	4 to 5 years	45	(32)	13	2.0
Trade names	4 to 5 years	1,810	(1,230)	580	1.4
Intangible assets, net		$10,335	$(4,347)	$5,988	5.8

December 31, 2019	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 10 years	$8,480	$(2,066)	$6,414	7.5
Non-compete agreements	4 to 5 years	45	(21)	24	3.0
Trade names	4 to 5 years	1,810	(819)	991	2.4
Intangible assets, net		$10,335	$(2,906)	$7,429	6.8

The amortization expense for intangible assets was $1.4 million and $1.4 million for each of the years ended December 31, 2020 and 2019, respectively, which are included within the selling, general and administrative expenses on the statements of operations.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2020 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2021	1,437
2022	1,194
2023	629
2024	590
Thereafter	2,138
$5,988

11.	DEBT

Related party - Convertible Bridge Notes Payable

On September 1, 2020, Legacy SOC Telemed entered into a convertible bridge note purchase agreement (the “Bridge Notes”, the “Bridge Note Agreement”) with its controlling stockholder, SOC Holdings LLC (“SOC Holdings” and “the Lead Investor”). SOC Holdings constitutes a related party of the Company, pursuant to ASC 850, Related Parties. As part of the preparation to consummate the Merger Transaction, in August 2020, two entities affiliated with Warburg Pincus (“WP”) committed to fund up to $15.0 million available from August 2020 through December 31, 2021, subject to ongoing evaluations between the parties following the closing of the Merger Transaction. After Legacy SOC Telemed borrowed $2 million in September 2020, WP subsequently recommitted to fund up to $15.0 million available from September 2020 through December 31, 2021, subject to ongoing evaluations between the parties following the closing of the Merger Transaction, under a new support letter dated September 23, 2020, that superseded and replaced the August support letter.

Under the Bridge Note Agreement, Legacy SOC Telemed was permitted to borrow aggregate principal of up to $8.0 million, pursuant to an initial closing and potential additional closings on or before January 29, 2021. As discussed above, the initial closing of $2.0 million occurred on September 3, 2020. Two additional closings of $2.0 million each occurred on September 28, 2020 and October 13, 2020 respectively.

The terms of the Bridge Notes are summarized as follows:

●	Annual interest rate: 13% paid “in-kind” (PIK), compound quarterly based on a 365 day year.

●	Stated maturity: Any time after June 30, 2023, the outstanding principal and accrued PIK interest becomes due and payable upon the written demand of the Lead Investor.

●	Optional prepayments: The Company may prepay the Bridge Notes and PIK interest any time before June 30, 2023 without penalty.

The Bridge Notes required accelerated settlement of principal and PIK interest prior to the stated maturity. As discussed below, the Bridge Notes were convertible into Legacy SOC Telemed’s equity securities only following the termination of the Merger Agreement.

For the year ended December 31, 2020, interest expense of less than $0.1 million was recognized.

On October 30, 2020, the Bridge Notes were extinguished in connection with the closing of the Merger Transaction. Refer to Note 4 for further discussion on the Merger Transaction. As a result, the amortization of the balance of less than $0.1 million of debt issuance costs as of October 30, 2020 was accelerated and recognized as interest expenses on the statement of operations for the year ended December 31, 2020.

Term Loan Agreement

In June 2016, the Company entered into a Term Loan Agreement with CRG Servicing LLC (“CRG). In addition to the principal and PIK interest balances, the Company was also liable for a final payoff fee of 6% of the principal balance payable at maturity or upon prepayment. The Company estimated the payoff fee to be $4.7 million, which was included as a debt discount offset against the Company’s outstanding debt balance on the consolidated balance sheets and amortized as a component of interest expense over the term of the loan.

Interest expense related to the long-term debt agreements, including acceleration of the amortization of debt issuance costs and discount and prepayment premium, for the years ended December 31, 2020 and 2019 was $12.2 million and $10.3 million, respectively.

On April 15, 2020, the Term Loan Agreement with CRG was amended (“the Fourth Amendment”) to incorporate the following modifications: (i) extend the interest-only period until March 31, 2022; (ii) extend the PIK period until March 31, 2022; and (iii) change the stated maturity date of all tranches to March 31, 2023.

The Term Loan Agreement included several financial and non-financial covenants. The Company was in compliance with the covenants as of December 31, 2019.

The Company determined the fair value of long-term debt using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. Such instruments were classified as Level 2. The fair value was approximately $81.0 million as of December 31, 2019.

The Term Loan Agreement contained a material adverse change provision which permitted the lender to accelerate the scheduled maturities of the obligations under the loan.

On October 30, 2020, the Term Loan was extinguished in connection with the closing of the Merger Transaction. Refer to Note 4 for further discussion on the Merger Transaction. As a result, the amortization of the balance of $1.4 million of debt issuance costs as of October 30, 2020 was accelerated and a prepayment premium associated with the payoff of the debt of $1.2 million were recognized as interest expenses on the statement of operations for the year ended December 31, 2020.

12.	ACCRUED EXPENSES

At December 31, 2020 and 2019 accrued expenses consisted of the following (in thousands):

Current liabilities	2020	2019
Accrued compensation	$3,210	$2,473
Accrued bonuses	2,647	1,082
Accrued professional and service fees	1,626	2,228
Accrued other expenses	810	295
	$8,293	$6,078
Non-current liabilities
Other long term liabilities	560	-
	$560	$-

13.	CAPITAL LEASES

The Company was obligated under certain capital leases for telemedicine equipment which expired in 2020 (Note 7). The implicit interest rates on these leases were approximately 20.0%. These leases were secured by the related equipment. As of December 31,2019, the remaining lease payments under capital leases which reflect the present value of future minimum lease payments was less than $0.1 million. The remaining lease payments as of December 31, 2019 had maturity dates in 2020 and, therefore, were presented as current liabilities. All capital lease agreements were paid out in 2020.

14.	PUTTABLE OPTION LIABILITIES

The changes in fair value for contracts related to puttable options were recorded in the statements of operations. The Company does not offset derivative assets and derivative liabilities in its consolidated balance sheets.

In connection with the Series G financing in 2014 the Company amended the terms of 199,129 fully vested stock options previously granted to certain tendering shareholders with strike prices ranging from $0.99 to $9.64 (the “Puttable Options”). The number of stock options and strike prices were converted using an exchange ratio of 0.4047 as a result of the Merger Transaction. These puttable options were considered to expire from 2020 to 2024. The amendment extended the exercise period and granted a limited right for the holder to require the Company to repurchase some or all of the shares received upon future exercise of the Puttable Options. At the election of the holder, the Company was obligated to repurchase the shares at the then-current fair value as determined by the third-party valuation firm. As a result of the modification, the Puttable Options were considered to be derivative financial liabilities and were, therefore, reclassified at the modification date fair value from stockholders’ deficit to non-current liabilities on the consolidated balance sheets and were subsequently being carried at fair value.

As a result of the closing of the Merger Transaction on October 30, 2020, all puttable options were exercised. Refer to Note 6, Fair Value of Financial Instruments for further discussion. Therefore, as of December 31, 2020 there were no outstanding puttable option liabilities. As of December 31, 2019, the Puttable Options had a fair value of less than $0.1 million, included within puttable option liabilities on the consolidated balance sheets.

15.	CONTINGENTLY REDEEMABLE PREFERRED STOCK

The Company had three outstanding series of redeemable preferred stock. In connection with the closing of the Merger Transaction on October 30, 2020, the Series I and J Contingently Redeemable Preferred Stock were redeemed for $28.6 million and $16.4 million, respectively in cash. The Series H Contingently Redeemable Preferred Stock was redeemed for $18.1 million in cash and 10,600,347 shares of Class A common stock in SOC Telemed, Inc. as follows:

As of December 31, 2020 (in thousands, except share and per share amounts)
	Liquidation Preference as of 10/30/2020	Redemption through issuance of Cash	Redemption through issuance of Class A Common Stock	Number of Class A Common Shares Issued (*)
Series H	$124,779	$18,136	$106,643	10,600,347
Series I	28,593	28,593	-	-
Series J	16,447	16,447	-	-
	$169,819	$63,176	$106,643	10,600,347

(*)	Securities of the surviving company: SOC Telemed, Inc.

The authorized, issued and outstanding preferred shares, issue price, and carrying value at December 31, 2019 were as presented in the table below. Additionally, the number of preferred shares and their respective issue prices were converted using an exchange ratio of 0.4047 as a result of the Merger Transaction.

As of December 31, 2019 (in thousands, except share and per share amounts)
	Shares Authorized	Shares Issued and Outstanding	Issue Price	Carrying Amount
Series H	8,814,825	8,814,825	$2.82	$32,675
Series I	20,000	20,000	1,000.00	25,412
Series J	4,000	4,000	1,000.00	3,820
	8,838,825	8,838,825		$61,907

Series H Preferred Stock

During 2015 and 2016, the Company issued 8,814,825 shares of Series H contingently redeemable preferred stock in exchange for $24.7 million of cash consideration. The Company incurred total offering costs of $0.5 million. Offering costs were recorded against proceeds received and were accreted over the redemption term of the preferred stock which could be first redeemed on September 30, 2022.

The rights and privileges of the Series H redeemable preferred stock were as follows:

●	Voting - The preferred stockholders were entitled to vote together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder was entitled to a number of votes equal to the number of shares of common stock into which each share of preferred stock is convertible at the time of such vote.

●	Dividends - The preferred stockholders were entitled to receive cumulative dividends at 8% per annum of the initial purchase price of $2.82 per share for Series H. Dividends were prior and in preference to any declaration or payment of any dividend to the common stock of the Company. The dividends accrued daily on each share from the date of issue, and accrued whether or not earned or declared. Any accumulation of dividends on the preferred stock did not bear interest.

No dividends on any other series of preferred stock or common stock shall be declared or paid unless all holders of the Series H preferred stock participate on an as-converted basis. There were no declared dividends. Cumulative dividends were accreted and recorded as an increase to the contingently redeemable preferred stock. As of December 31, 2019, total unpaid accumulated dividends due the Series H preferred stockholders was $8.1 million ($0.91 per share), respectively and are included as a component of the Series H contingently redeemable preferred shares carrying value as of December 31, 2019.

●	Liquidation - In the event of any liquidation, dissolution or winding-up of the Company, the Series H preferred stockholders were entitled to distributions equal to the greater of (a) their initial purchase price per share plus accrued and unpaid dividends (all amounts are prior and in preference to any distribution of any assets to the holders of common stock) plus, upon liquidation, the Series H preferred stockholders were also entitled to participate in the distribution of assets to the common stockholders on an as-converted basis; or (b) the Series H Minimum Value defined as the Series H initial purchase price accreted from the date of issuance at an annual rate of 25%, compounded annually. In connection with the closing of the Merger Transaction on October 30, 2020, the Series H was redeemed. As of December 31, 2019, the Series H liquidation preference was $32.8 million.

A liquidation, dissolution or winding-up of the Company is defined to include (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including without limitation, any reorganization, merger or consolidation, or sale of stock); or (b) a sale of all or substantially all the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale, hold at least 50% of the fully diluted equity (including at least 50% of the voting power) of the surviving or acquired entity. The Merger Transaction with HCMC was determined to be a deemed liquidation event and as a result $90.3 million was accreted as additional dividends increasing the Series H liquidation preference to $124.8 million. The Company paid $18.1 million in cash and issued 10,600,397 shares of common stock to settle the required redemption.

●	Conversion - Each share of Series H preferred stock was convertible at any time, at the option of the holder, into common stock. The preferred stock was convertible on a one-to-one basis into common stock, subject to certain anti-dilution adjustments including reset provisions that take effect when subsequent shares are issued at per-share prices lower than the then-current conversion rate, as defined in the terms of the preferred stock agreements and restated Articles of Incorporation. In addition, the preferred stock would automatically convert to common stock upon the closing of an initial public offering of the Company’s common stock in which the pre-money valuation of the corporation equals or exceeds $50.0 million and the price at which such shares are sold to the public equals or exceeds $7.02 per share, as defined in the terms of the preferred stock agreements.

●	Redemption - The preferred stock was subject to redemption, at the election of at least a majority of the holders, any time after September 30, 2022 at their initial purchase price, plus accrued but unpaid dividends. The redemption date was deferred in conjunction with the Term Loan Agreement (see Note 11). Upon request, the Company was required to redeem all issued and outstanding shares of the preferred stock in two equal installments, one 90 days and the other 455 days following receipt by the Company of notice of the request by the stockholders.

Series I Preferred Stock

During 2017 and 2018, the Company issued 20,000 shares of Series I preferred stock in exchange for $20 million of cash consideration. The Company incurred total offering costs of $0.2 million. Offering costs were recorded against proceeds received and accreted over the redemption term of the award, as applicable.

The rights and privileges of the Series I redeemable preferred stock were as follows:

●	Voting - Series I preferred stockholders were not permitted to vote in any actions to be taken by the stockholders of the Corporation, including any action with respect to the election of directors to the Board of Directors of the Corporation.

●	Dividends - The preferred stockholders were entitled to receive cumulative dividends at the per annum rate of 15.0%, compounding annually, of the initial purchase price of $1,000.00 per share for Series I. Dividends were prior and in preference to any declaration or payment of any dividend to the Series H shareholders or the common stockholders of the Company. The dividends accrued daily on each share from the date of issue, and accrued whether or not earned or declared.

As of December 31, 2019, there were no declared dividends. Cumulative dividends were accreted and recorded as an increase to the contingently redeemable preferred stock. As of December 31, 2019, total unpaid accumulated dividends due the Series I preferred stockholders was $5.6 million ($280.77 per share) and was included as a component of the Series I contingently redeemable preferred shares carrying value as of December 31, 2019.

●	Liquidation - In the event of any liquidation, dissolution or winding-up of the Company, the Series I preferred stockholders were entitled to distributions equal to their initial purchase price per share plus accrued and unpaid dividends (all amounts were prior and in preference to any distribution of any assets to the holders of the other series of preferred stock and common stock). Upon liquidation, the Series I preferred stockholders were not entitled to participate in the distribution of assets to the common stockholder. In connection with the closing of the Merger Transaction on October 30, 2020, the Series I was redeemed. As of December 31, 2019 the Series I liquidation preference was $25.7 million.

A liquidation, dissolution or winding-up of the Company was defined to include (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including without limitation, any reorganization, merger or consolidation, or sale of stock); or (b) a sale of all or substantially all the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale, hold at least 50% of the fully diluted equity (including at least 50% of the voting power) of the surviving or acquired entity. The Merger Transaction qualifies as a liquidation.

●	Conversion - Series I preferred stock was non-convertible into common stock except for mandatory conversion upon an initial public offering. Upon an initial public offering of the common stock, all shares of Series I Preferred Stock would be converted automatically into a number of shares of common stock as determined by multiplying the number of shares of Series I Preferred Stock to be so converted by the Series I Original Issue Price plus the value of any unpaid Series I Preferred Stock accrued dividends, and dividing the result by the price per share offered to the public in a Qualified Public Offering.

●	Redemption - The preferred stock was not redeemable except that the Company shall have the option to redeem all or any portion of the Series I preferred stock on any date or dates following the issuances of Series I preferred stock. The Series I preferred stock to be redeemed on the redemption date would have been redeemed by paying for each share in cash an amount equal to the original issue prices plus the value of the accrued dividends as of the redemption date. The majority investor in the Series I transaction also controls the Board of Directors. Therefore, the redemption provisions were outside of the Company’s control. As a result, the Company classified the Series I preferred stock as contingently redeemable preferred stock on the consolidated balance sheets.

Series J Preferred Stock

During 2019, the Company issued 4,000 shares of Series J preferred stock in exchange for $4.0 million of cash consideration. The Company incurred offering costs of $0.1 million. Offering costs were recorded against proceeds received and accreted over the redemption term of the award, as applicable. The Series J preferred stock purchase agreement contained firm commitments for additional subsequent closings during 2020 for the remaining authorized shares of 11,000 in exchange for $11.0 million of cash consideration. Additional subsequent closings were fully funded in cash totaling $3.7 million on January 28, 2020, $3.7 million on March 27, 2020, and $3.6 million on June 12, 2020.

The rights and privileges of the Series J redeemable preferred stock were as follows:

●	Voting - Series J preferred stockholders were not permitted to vote in any actions to be taken by the stockholders of the Corporation, including any action with respect to the election of directors to the Board of Directors of the Corporation.

●	Dividends - The preferred stockholders were entitled to receive cumulative dividends at the per annum rate of 15.0%, compounding annually, of the initial purchase price of $1,000 per share for Series J. Dividends were prior and in preference to any declaration or payment of any dividend to the Series H and I shareholders or the common stockholders of the Company. The dividends accrued daily on each share from the date of issue, and accrued whether or not earned or declared.

There have been no declared dividends. Cumulative dividends have been accreted and recorded as an increase to the contingently redeemable preferred stock. As of December 31, 2019, total unpaid accumulated dividends due the Series J preferred stockholders was less than $0.1 million ($5.55 per share) and was included as a component of the Series J contingently redeemable preferred shares carrying value as of December 31, 2019.

●	Liquidation - In the event of any liquidation, dissolution or winding-up of the Company, the Series J preferred stockholders are entitled to distributions equal to their initial purchase price per share plus accrued and unpaid dividends (all amounts are prior and in preference to any distribution of any assets to the holders of the other series of preferred stock and common stock). Upon liquidation, the Series J preferred stockholders are not entitled to participate in the distribution of assets to the common stockholder. In connection with the closing of the Merger Transaction on October 30, 2020, the Series J preferred stock was 100% liquidated. As of December 31, 2019, the Series J liquidation preference was $4.0 million.

A liquidation, dissolution or winding-up of the Company is defined to include (a) the acquisition of the Company by another entity by means of any transaction or series of related transactions (including without limitation, any reorganization, merger or consolidation, or sale of stock); or (b) a sale of all or substantially all the assets of the Company; unless the Company’s stockholders of record as constituted immediately prior to such acquisition or sale, hold at least 50% of the fully diluted equity (including at least 50% of the voting power) of the surviving or acquired entity. The Merger Transaction qualifies as a liquidation

●	Conversion - Series J preferred stock is non-convertible into common stock except for mandatory conversion upon an initial public offering. Upon initial public offering of the common stock, all shares of Series J Preferred stock will be converted automatically into a number of shares of common stock as determined by multiplying the number of shares of Series J Preferred Stock to be so converted by the Series J Original Issue Price plus the value of any unpaid Series J Preferred Stock accrued dividends, and dividing the result by the price per share offered to the public in a Qualified Public Offering.

●	Redemption - The preferred stock is not redeemable except that the Company shall have the option to redeem all or any portion of the Series J preferred stock on any date or dates following the issuances of Series J preferred stock. The Series J preferred stock to be redeemed on the redemption date shall be redeemed by paying for each share in cash an amount equal to the original issue prices plus the value of the accrued dividends as of the redemption date. The majority investor in the Series J transaction also controls the Board of Directors. Therefore, the redemption provisions are outside of the Company’s control. As a result, the Company classified the Series J preferred stock as contingently redeemable preferred stock on the consolidated balance sheets.

16.	CONTINGENT SHARES ISSUANCE LIABILITIES

The table below represents the components of outstanding contingent shares issuance liabilities (in thousands):

	2020	2019
Contingent sponsor earnout shares	11,364	-
Private placement warrants	1,086	-
Balance at	$12,450	$-

Contingent Sponsor Earnout Shares

On October 30,2020, as a result of the Merger Transaction, SOC modified the terms of 1,875,000 shares of Class A common stock (“Sponsor Earnout Shares”) then held by HCMC’s sponsor, such that 50% of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $12.50 for 20 out of 30 consecutive trading days and 50% of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $15.00 for 20 out of 30 consecutive trading days, in each case, prior to the seventh anniversary of the closing of the Merger Transaction (“Earnout Period”). The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest. In addition, there is a change of control provision. If, during the Earnout Period, there is a change of control pursuant to which (a) the Company’s stockholders have the right to receive consideration attributing a value of at least $10.00 but less than $12.50 to each share of Class A common stock and (b) greater than fifty (50%) of the aggregate amount of such consideration is in the form of equity securities, then fifty percent (50%) of the Sponsor Earnout Shares shall be forfeited, and the portion of the remaining fifty percent (50%) of the Sponsor Earnout Shares determined by multiplying (i) fifty percent (50%) of the Sponsor Earnout Shares by (ii) the ratio that the aggregate consideration in the form of equity securities in such transaction bears to the aggregate amount of all consideration in such transaction (including cash and equity securities) shall, in connection with the consummation of such change of control, be converted into such equity securities and shall remain subject to vesting upon the occurrence of the same conditions during the Earnout Period. Additionally, if, during the Earnout Period, there is a change of control pursuant to which Company’s stockholders have the right to receive consideration attributing a value of less than $10.00 to each share of Class A common stock, then the Sponsor Earnout Shares shall be forfeited.

In order to capture the market conditions associated with the Sponsor Earnout Shares, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the Sponsor Earnout Shares’ contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial.

As part of the closing of the Merger Transaction, and in accordance with the employment agreement with the Company’s Chief Executive Officer (“CEO”), an award equal to 15% of the Sponsor Earnout Shares was deemed granted to the CEO as performance share units (“PSUs”) subject to the same market vesting conditions as the Sponsor Earnout Shares and recorded as stock-based compensation. Refer to Note 18 for further details.

The remaining 85% was determined to be classified as a noncurrent liability as contingent shares issuance liabilities. The estimated liability of the remaining 85% of the Sponsor Earnout Shares granted on October 30, 2020 was $15.2 million. The fair value was remeasured as of December 31, 2020 and estimated to be $11.4 million. As a result, $3.8 million was recognized and included as gain on contingent shares issuance liabilities in the statements of operations.

Private Placement Warrants

On October 30, 2020, SOC effectively granted approximately 350,000 private placement warrants with a 5-year term and strike price of $11.50 per share. In addition, if the last sales price of the Company’s Class A common stock as quoted on Nasdaq is at least $18.00 for 20 out of 30 consecutive trading days, the Company has the option to repurchase these securities for $0.01 per warrant. Unlike the public warrants, the private placement warrants are not redeemable so long as they are held by HCMC’s sponsor or its permitted transferees. Therefore, based on the nature of this settlement feature, it was determined that these securities should be measured at fair value and classified as a liability.

In order to capture the market conditions associated with the private placement warrants, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over the warrant’s contractual life based on the appropriate probability distributions. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial.

The private placement warrants were recorded as a noncurrent liability as contingent shares issuance liabilities. The estimated liability granted on October 30, 2020 was $1.5 million. The fair value was remeasured as of December 31, 2020 and estimated to be $1.1 million. As a result, $0.4 million was recognized and included as gain on contingent shares issuance liabilities in the statements of operations.

17.	STOCKHOLDERS’ EQUITY (DEFICIT)

Pursuant to the Company’s restated Articles of Incorporation, the Company authorized the issuance of 500,000,000 shares of Class A common stock and 5,000,000 shares of preferred stock, each with par value of $0.0001 per share. The Company had 74,898,380 and 34,140,909 shares issued and outstanding at December 31, 2020 and 2019, respectively. Each share of Class A common stock is entitled to one vote. The holders of Class A common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared common stock dividends since inception.

On October 30, 2020 as part of the Merger Transaction (as disclosed in Note 4) all outstanding shares of Legacy SOC Telemed common stock was converted into Class A common stock of SOC Telemed, Inc. using an exchange ratio of 0.4047 per share. All per share information has been retroactively adjusted for this exchange ratio.

As part of the Merger Transaction the following events occurred impacting common stock:

●	Treasury stock was retired.

●	Series H preferred stock was partially redeemed in exchange for Class A common stock resulting in 10,600,347 shares of Class A common stock being issued to the previous Series H preferred stockholders.

●	All vested stock options under the Legacy SOC Telemed 2014 Equity Incentive Plan were exercised into Class A common stock resulting in 2,643,694 shares of Class A common stock.

●	All outstanding warrants to purchase shares of Legacy SOC Telemed common stock were exercised into Class A common stock resulting in 1,169,452 shares of Class A common stock.

●	The Company issued 11,468,485 shares of Class A common stock and the Sponsor Earnout Shares to the former stockholders of HCMC for $ 64.6 million in cash.

●	The Company issued 16,800,000 Class A common shares for $168,000,000 through the PIPE, as discussed in Note 4.

Apart from the above Merger Transaction related activity, common warrants of Legacy SOC Telemed were exercised during 2020 resulting in 40,795 new shares of Legacy SOC Telemed common stock shares being issued prior to the Merger Transaction.

Warrants to Acquire Common Stock

Number of warrants and exercise prices were converted using an exchange ratio of 0.4047 as a result of the Merger Transaction. Warrants to acquire a maximum of 12,849,992 and 1,146,340 shares of the Company’s common stock were outstanding as of December 31, 2020 and 2019, respectively. The key provisions of the warrant agreements and related impacts to the Company’s consolidated financial statements are summarized as follows:

2014 Common Warrants

During 2014, the Company issued warrants to acquire a maximum 101,175 shares of the Company’s common stock. The warrants were exercisable at $19.77 per share from the date of issuance through November 2018 and November 2019. Upon a Qualifying Change of Control, as defined within the warrant agreement, the warrants were exercisable at a price of $14.31 per share. These options expired unexercised in November 2019.

2015 Common Warrants

During 2015 in connection with the Series H financing, the Company converted 123,432 Series G warrants into 851,718 common warrants. Each warrant gave the holder the right to purchase 1 share of the Company’s common stock at an exercise price of $2.87 per share. The warrants were exercisable through November 2022.

All 2015 common warrants were exercised during 2020, as part of the Merger Transaction. Therefore, there were no 2015 common warrants remaining as of December 31, 2020. As of December 31, 2019, 851,718 of the 2015 common warrants remained outstanding.

2016 Common Warrants

During 2016 the Company issued 2,024 common warrants. Each warrant gave the holder the right to purchase 1 share of the Company’s common stock at an exercise price of $0.49 per share. The warrants were exercisable from the date of issuance through December 2019.

All 2,024 warrants were exercised during 2019. As of December 31, 2020, and 2019, 0 and 0 of the 2016 common warrants remained outstanding, respectively.

2017 and 2018 Series I Common Warrants

During 2017, in conjunction with the Series I financing, the Company issued 62,057 common warrants. Each warrant gave the holder the right to purchase 9 shares of the Company’s common stock at an exercise price of $0.02 per share. The warrants were exercisable from the date of issuance through November and December 2022.

During 2018, the Company issued an additional 124,105 Series I common warrants under the same terms, exercisable through April and August 2023.

All 2017 and 2018 Series I Common Warrants were exercised during 2020, as part of the Merger Transaction. Therefore, there were no Series I Common warrants remaining as of December 31, 2020. As of December 31, 2019, 186,162 of the Series I common warrants remained outstanding.

2019 and 2020 Series J Common Warrants

During 2019 in conjunction with the Series J financing, the Company issued 108,460 common warrants. Each warrant gave the holder the right to purchase 11 shares of the Company’s common stock for $0.02 per share. The warrants were exercisable from the date of issuance through December 2024.

During 2020, the Company issued an additional 120,150 Series J common warrants under the same terms, exercisable from the date of issuance through June 2025.

All 2019 and 2020 Series J Common Warrants were exercised during 2020, as part of the Merger Transaction. Therefore, there were no Series J Common Warrants remaining as of December 31, 2020. As of December 31, 2019, 108,460 of the Series J common warrants remained outstanding.

2020 Common Warrants

On October 30, 2020, as part of the Merger Transaction, the Company issued 12,849,992 warrants with an exercise price of $11.50. The warrants are exercisable from the date of issuance through October 30, 2025 (the fifth anniversary of the Merger Transaction).

At December 31, 2020 all 12,849,992 warrants (12,499,992 public warrants and 350,000 private placement warrants) remain outstanding.

18.	STOCK-BASED COMPENSATION

Each unvested stock option that was outstanding immediately prior to the Merger Transaction was converted into an option to purchase a number of shares of Class A common stock on terms substantially identical to those in effect prior to the Merger Transaction, except for adjustments to the underlying number of shares and the exercise price based on the exchange ratio of 0.4047.

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), officers, employees and consultants may be granted options to purchase shares of the Company’s authorized but unissued common stock. Options granted under the 2014 Plan may be qualified as incentive stock options or non-qualified stock options. Qualified incentive stock options may only be granted to employees. As part of the Merger Transaction the 2014 Plan was terminated and a new 2020 Equity Incentive Plan (the “2020 Plan” was approved by the Board on October 30, 2020. As a result of the termination no additional grants can be issued under the 2014 Plan. Total number of shares of Common Stock reserved for awards under the 2020 Plan initially equaled 11% of the fully diluted capitalization of the Company as of the closing of the Merger Transaction, or 9,672,709 shares of Class A common stock. The maximum number of Class A common shares available for future grants under the 2020 Plan is 9,672,709 as of December 31, 2020. There were no grants under the 2020 Plan in 2020.

The Company’s Board of Directors establishes the options’ exercise prices, or the methodology used in determining the options’ exercise prices. The Company’s Board of Directors also establishes the vesting, expiration, and restrictions related to the options granted. Each option has an individual vesting period which varies per option subject to approval from Board of Directors. Generally, options expire after ten years or earlier if the optionee terminates their business relationship with the Company.

The weighted-average grant-date fair value of options granted in 2019 was $3.64 per share. No stock options were granted in 2020. The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2020 (1)	2019
Weighted-average volatility	80.0%	55.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	1 - 5	5 - 10
Risk-free interest rate	0.15% - 0.40%	1.98% - 2.64%

(1)	No new grants issued in 2020 prior to the Merger Transaction. These assumptions relate to option modifications in 2020.

During the year ended December 31, 2019, the Company granted options that would vest upon satisfying a performance condition, which was a liquidity event defined as a change in control. Since the Merger Transaction did not meet the definition of a change in control, the Company modified options to purchase 922,221 shares of Class A common stock to provide for the time-based vesting of these awards in connection with the Merger Transaction. As a result of the modification, the Company will recognize $7.4 million in stock-based compensation expense over a weighted-average period of 1.2 years from the date of the Merger Transaction.

During the year ended December 31, 2020 the Company modified two option grants such that the period to exercise the options was extended from July 2020 to January 2021. As a result of this modification the Company recognized incremental stock compensation expense of $0.8 million.

In connection with the Merger Transaction several awards were granted to current and former Executives of the Company:

●	A “Transaction Award” was authorized on August 18, 2020 to the former interim-CEO of the Company. The award was granted in the form of restricted stock units and equaled 1.35% of the fully diluted equity of the Company as of the closing of the Merger Transaction. Since there is no substantive future service requirement post transaction date, the award was fully expensed in 2020 for $10.7 million and included in selling, general and administrative expense in the consolidated statement of operations.

●	A “Base Full Value Award” was promised to the current CEO of the Company with the award value of 3% of the Company’s outstanding shares at the closing of the Merger Transaction. The final terms of the award were not agreed to as of December 31, 2020; however the award required the Company to pay, in cash, on each applicable vesting (or payment) date the value of the award that would have vested on that date if the Base Full Value Award was not granted within 90 days of the closing of the Merger Transaction. The award had not been granted within 90 days of the closing of the Merger Transaction and the required cash payment was determined to be a liability-based award and was accrued for $4.2 million as of December 31, 2020. The liability was classified as Stock-based compensation liabilities in the balance sheet and included within selling, general and administrative expenses in the statements of operations.

●	The CEO of the Company was deemed granted an award of performance stock units equal to 15% of the Sponsor Earnout Shares during 2020 which award includes the same market vesting conditions as the Sponsor Earnout Shares as noted in Note 16. We utilized a Monte Carlo simulation to determine the grant date fair value of $2.7 million. The award resulted in $0.8 million expense for the year ended December 31, 2020.

The following table summarizes outstanding restricted stock units (“RSUs”) activity in connection with the Merger Transaction:

	Number of RSUs	Weighted Average Fair Value
Outstanding RSUs at December 31, 2019	-	-
Granted	1,342,570	9.95
Vested	(1,061,320)	(10.06)

Outstanding RSUs at December 31, 2020	281,250	7.13
Expected RSUs to vest as of December 31, 2020	281,250	$7.13

Upon execution of the reverse recapitalization transaction, all vested and in-the-money options were exercised and exchanged for Class A common stock in the Company. The withholding taxes due on the option exercises were net settled and the Company effectively repurchased $11.9 million of Class A common stock. The Company remitted $11.9 million in withholding taxes on behalf of the option holders.

The Company recognized $17.9 million and $1.1 million in stock-based compensation expense, which is included selling, general and administrative expenses on the statements of operations, for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had $22.6 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 1.6 years. The Company received $0 and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively, for stock options exercised during each year. The intrinsic value of the options exercised was $38.4 million and less than $0.1 million for each of the years ended December 31, 2020 and December 31, 2019.

The following table summarizes stock option activity of the Plan for the period from January 1, 2019 through December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding stock options at December 31, 2018	7,687,698	$3.09	7.39

Granted	1,276,490	3.63
Exercised	(9,509)	2.00
Forfeited or expired	(689,738)	3.86

Outstanding stock options at December 31, 2019	8,264,941	3.11	6.15

Granted	-
Exercised	(5,546,222)	3.13
Forfeited or expired	(1,175,557)	3.18

Outstanding stock options at December 31, 2020	1,543,162	3.05	7.09
Vested or expected stock options to vest at December 31, 2020	914,445	3.05	7.09
Exercisable at December 31, 2020	13,363	$6.53	4.65

The intrinsic value of the outstanding options was $7.4 million and $0 million at December 31, 2020 and December 31, 2019, respectively.

19.	EMPLOYEE RETIREMENT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum qualifying requirements. Contributions to the plan are at the discretion of the Company. For the years ended December 31, 2020 and 2019, the Company contributed $1.2 million and $1.0 million to the plan, respectively.

20.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, warrants and contingently redeemable preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive. As a result of the Merger, the Company has retrospectively adjusted the weighted-average number of shares of common stock outstanding prior to October 30, 2020 by multiplying them by the exchange ratio of 0.4047 used to determine the number of shares of Class A common stock into which they converted.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(49,847)	$(18,242)
Preferred stock dividends	(96,974)	(5,514)
Numerator for Basic and Dilutive EPS –Loss available to common stockholders	$(146,821)	$(23,756)

Denominator:
Common stock	41,102,162	34,042,596
Series I and Series J Common Warrants	244,687	191,193
Denominator for Basic and Dilutive EPS – Weighted-average common stock outstanding	41,346,849	34,233,789

Basic net loss per share	$(3.55)	$(0.69)
Diluted net loss per share	$(3.55)	$(0.69)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	2020	2019
Outstanding convertible Series H preferred stock	-	8,814,825
Outstanding common warrants	12,849,992	851,627
Outstanding options to purchase common stock	1,543,162	8,264,941
Unvested Sponsor earn-out shares	1,875,000	-
Total anti-dilutive common equivalent shares	16,268,154	17,931,393

21.	COMMITMENTS AND CONTINGENCIES

Commitments

In 2020, the Company leased three separate facilities under non-cancelable operating agreements expiring on September 30, 2020, December 31, 2021, and October 31, 2022, respectively. The lease agreement expired in September 2020 was not renewed. Rent expense is recognized on the straight-line method over the life of the lease and was approximately $0.6 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. Rent expense is included in selling, general and administrative expenses on the statements of operations.

The Company also leased telemedicine and office equipment under various non-cancelable operating leases through February 2021. Rent expense under these leases was less than $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and included in cost of revenues on the statements of operations. The Company also leased office equipment under various non-cancelable operating leases through December 2019. Rent expense under these leases was $0 million and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively, and included in selling, general and administrative expenses on the statements of operations.

There was no sublease income for the years ended December 31, 2020 and 2019. There were no future minimum sublease payments to be received under non-cancelable subleases as of September 30, 2020.

The following reflects the future minimum non-cancelable lease payments required under the above operating leases (in thousands):

Years ending December 31,	Amount
2021	$543
2022 and thereafter	33

Contingencies

The Company is involved in litigation and legal matters which have arisen in the normal course of business, including but not limited to medical malpractice matters. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company’s consolidated statements of financial position, results of operations, or cash flows.

22.	INCOME TAXES

Income tax expense equals the current tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities during the year.

The provision for income taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Current:
Federal	$-	$-
State	(31)	(8)
	$(31)	$(8)
Deferred:
Federal	$-	$-
State	-	-
	$-	$-
Income tax expense	$(31)	$(8)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax asset balance are as follows at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$56,300	$40,110
Deferred revenue	171	69
Deferred rent	-	14
Stock options and warrants	22	298
Restricted stock units	315	-
Other	426	654
Total deferred tax assets	57,234	41,145
Less: valuation allowance	(53,513)	(37,280)
Net deferred tax assets before deferred tax liabilities	3,721	3,865
Deferred tax liabilities:
Intangible assets	(1,448)	(1,882)
Property and equipment	(74)	(17)
Capitalized software costs and other	(2,199)	(1,966)
Total deferred tax liabilities	(3,721)	(3,865)
Net deferred tax assets	$-	$-

The Company’s tax rate reconciliation for the years ended December 31 is as follows:

	2020	2019
Statutory US federal rate	21.0%	21.0%
Stock-based compensation	14.8%	(1.0%)
Sec.162(m)	(6.1%)	0.0%
State and local income taxes	1.3%	0.9%
Change in valuation allowance	(32.6%)	(22.9%)
Other	1.5%	2.0%
Effective tax rate	(0.1%)	0.0%

As of December 31, 2020, the Company had approximately $232.9 million of federal net operating loss carryforwards and $182.9 million gross state net operating loss carryforward. The federal net operating loss carryforwards of $111.9 million generated subsequent to the year ended December 31, 2017 carry forward indefinitely, while the remaining federal net operating loss carryforwards of $121 million begin to expire in 2025. The realizability of the deferred tax assets, generated primarily from net operating loss carryforwards, is dependent upon future taxable income generated during the periods in which net operating loss carryforwards are available. Management considers projected future taxable income and tax planning strategies, which can be implemented by the Company in making this assessment. Since the history of cumulative losses provides strong evidence that it is not more likely than not that future taxable income will be generated in the periods net operating losses are available, management has established a valuation allowance equal to the net deferred tax assets.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. The Company’s ability to utilize NOLs may be currently subject to limitations due to prior ownership changes. In addition, future changes in the Company’s stock ownership, some of which are outside of its control, could result in an ownership change under Section 382 of the Code, further limiting the Company’s ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, the Company’s existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. The Company has recorded a full valuation allowance against the deferred tax assets attributable to its NOLs that are not more likely than not expected to be utilized. The Company has not completed an analysis under Section 382 and will complete such analysis prior to utilizing any of the affected tax attributes in future periods.

The Company has performed a tax analysis for the years ended December 31, 2020 and 2019 and believes there are no material uncertain tax positions. There is no unrecognized income tax benefit for the years ended December 31, 2020 and 2019, and the Company does not anticipate any material changes in its unrecognized tax benefits in the next twelve months.

The Company is subject to taxation in the U.S. and various state and local jurisdictions. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax and local tax authorities from tax year 2005 forward.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID 19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cut and JOBS Act. Due to the Company’s valuation allowance position, the CARES Act has no impact on the Company’s accounting for income taxes. The Company will continue to evaluate the impact of the tax changes from the CARES Act.

23.	RELATED-PARTY TRANSACTIONS

Founder Shares

In October 2019, HCMC Sponsor LLC purchased 5,750,000 shares (the “Founder Shares”) of the HCMC’s Class B common stock for an aggregate price of $25,000. On December 12, 2019, HCMC effected a 1.1 for 1 stock dividend for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares. The Founder Shares automatically converted into Class A common stock upon consummation of our Merger Transaction. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriter’s election to partially exercise their over-allotment option, 75,000 Founder Shares were forfeited.

On October 30,2020, the Company modified the terms of 1,875,000 of the Founder Shares held by HCMC Sponsor LLC such that 50% of such shares will be forfeited if the share price of Class A common stock does not reach $12.50 for 20 out of 30 consecutive trading days and 50% of such shares will be forfeited if the share price of Class A common stock does not reach $15.00 for 20 out of 30 consecutive trading days, in each case, prior to the seventh anniversary of the Closing (See Note 16).

Preferred stock and debt

In 2020, Legacy SOC Telemed issued 11,000 shares of Series J contingently redeemable preferred stock to certain previous Legacy SOC Telemed stockholders in exchange for cash consideration (see Note 15).

On August 14, 2020, two entities affiliated with WP signed a support letter committing funds up to $15.0 million available to Legacy SOC Telemed from August 2020 through December 2021. On September 3, 2020, Legacy SOC Telemed sold to WP $2.0 million aggregate principal amount of subordinated convertible promissory notes in a financing pursuant to this support letter. WP subsequently recommitted to fund up to $15.0 million available from September 2020 through December 31, 2021, subject to ongoing evaluations between the parties following the closing of the Merger Transaction, under a new support letter dated September 23, 2020, that superseded and replaced the August support letter (see Note 11). As discussed in Note 25, the support letter was terminated in connection with the acquisition of Access Physicians.

Legacy SOC Telemed also entered into a convertible bridge note purchase agreement with certain previous Legacy SOC Telemed stockholders which permitted Legacy SOC Telemed to borrow aggregate principal in the amount of $8.0 million. Legacy SOC Telemed borrowed $6.0 million of principal pursuant to such convertible bridge note purchase agreement in 2020 (see Note 11).

In 2019 Legacy SOC Telemed issued 4,000 shares of Series J contingently redeemable preferred stock to its controlling stockholders in exchange for cash consideration (see Note 15).

As discussed in Notes 11 and 15, all existing debt and preferred stock owned by our controlling stockholders was liquidated in connection with the closing of the Merger Transaction on October 30, 2020.

24.	VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the allowance for doubtful accounts and deferred tax asset valuation allowance for the years ended December 31, 2020 and 2019 (in thousands):

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
Year ended December 31, 2019
Allowance for doubtful accounts	$373	200	(35)	$538
Deferred tax asset valuation allowance	33,097	4,802	(619)	37,280

Year ended December 31, 2020
Allowance for doubtful accounts	$538	85	(176)	$447
Deferred tax asset valuation allowance	37,280	17,041	(808)	53,513

25.	SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through March 30, 2021, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

In January and February 2021, the Company granted an aggregate of 3,589,248 and 2,349,489, respectively, of restricted and performance stock units to officers, directors, and employees of the Company. Based upon the terms of the award agreements, the restricted stock units will vest over a period of one to five years, subject to the grantee’s continued service on each applicable vesting date and the achievement of the applicable performance criteria. The performance stock units will vest if shares of the Company’s Class A common stock reach volume-weighted average closing sale prices of $12.50, $15.00, $17.50 or $20.00 for 20 out of 30 consecutive trading days, in each case, prior to the third anniversary of the grant date.

In February 2021, the Company amended the terms of the employment agreement with its CEO to replace the liability based award with a restricted stock award based on 3% of the Company’s outstanding shares at the closing of the Merger Transaction.

On March 26, 2021, the Company entered into an equity purchase agreement (the “Agreement”) to acquire Access Physicians Management Services Organization, LLC (“Access Physicians”). Pursuant to the Agreement, SOC Telemed acquired Access Physicians with a combination of 40% cash, 43% shares, and 17% contingent consideration to be paid in cash, shares or a combination of cash and shares, at the Company’s election, for aggregate purchase consideration of approximately $234 million. The contingent consideration, if earned, would be payable upon the achievement of certain milestones agreed upon with Access Physicians. The terms of the Agreement contain customary representations, warranties, covenants, closing conditions, termination fee provisions and other terms relating to the transactions contemplated. In order to consummate the acquisition and support the combined business after the transaction, SOC Telemed entered into a term loan facility and a related-party subordinated financing with Warburg Pincus for $100.0 million and $13.5 million, respectively, with maturities of 2026 and 2026, respectively. Additionally, the pre-existing WP support letter was terminated in conjunction with this financing. Due to the timing of the acquisition, the initial accounting for the acquisition, including the valuation of the contingent consideration, is incomplete. As such, the Company is not able to disclose certain information relating to the acquisition including the aggregate fair value of the purchase consideration and the preliminary fair value of assets acquired and liabilities assumed.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed elsewhere in this report, we completed the Merger Transaction on October 30, 2020, pursuant to which we acquired Legacy SOC Telemed and its subsidiaries. Prior to the Merger Transaction, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger Transaction were insignificant compared to those of the consolidated entity post-Merger Transaction. The design of our internal control over financial reporting following the Merger Transaction has required and will continue to require significant time and resources from management and other personnel. If management were to conduct an assessment regarding our internal control over financial reporting, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Material Weaknesses in Internal Control Over Financial Reporting

Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified a material weakness in its internal control over financial reporting related to the design of its control environment. In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weakness) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was ineffective due to the following material weaknesses:

●	We determined that we had a material weakness related to the design of our control environment because we did not (i) maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with its accounting and reporting requirements; (ii) maintain sufficient evidence of formal procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, nor were monitoring controls evidenced at a sufficient level to provide the appropriate level of oversight of activities related to our internal control over financial reporting; and (iii) design and maintain effective controls over segregation of duties with respect to creating and posting manual journal entries.

●	We had a material weakness related to informational technology (“IT”) general controls because we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that information technology and data changes affecting financial IT applications and underlying accounts records are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel.

The material weakness related to the control environment resulted in adjustments to liability, equity, and changes in fair value related to private placement warrants, the accrual of certain compensation-related costs, and other items related to the consummation of the Merger Transaction. The IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a second material weakness. Additionally, each of the above material weaknesses could result in a misstatement of the Company’s account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

With the oversight of senior management and our audit committee, we have implemented a remediation plan which includes (i) the hiring of personnel with technical accounting and financial reporting experience to further bolster our ability to assess judgmental areas of accounting and provide an appropriate level of oversight of activities related to internal control over financial reporting; (ii) the implementation of improved accounting and financial reporting procedures and controls to improve the timeliness of our financial reporting cycle; (iii) the implementation of new accounting and financial reporting systems to improve the completeness and accuracy of our financial reporting and disclosures; (iv) the establishment of formalized internal controls to maintain segregation of duties between control operators; (v) the implementation of additional program change management policies and procedures, control activities, and tools to ensure changes affecting IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately; and (vi) the enhancement of the design and operation of user access control activities and procedures to ensure that access to IT applications and data is adequately restricted to appropriate Company personnel. We believe the measures described above, which continues the implementation of a remediation plan commenced by Legacy SOC Telemed prior to the Merger Transaction, will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the Merger Transaction. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders.

Part IV

Item 15.	Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.

(2)	Financial Statement Schedules. None.

(3)	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp., Sabre Merger Sub I, Inc., Sabre Merger Sub II, LLC, and Specialists On Call, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-235253), filed with the SEC on December 4, 2019).
4.2	Warrant Agreement, dated December 12, 2019, between Continental Stock Transfer & Trust Company and Healthcare Merger Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2019).
4.3	Description of Securities.
10.1	Letter Agreement, dated December 12, 2019, by and among Healthcare Merger Corp., its officers, certain of its directors and HCMC Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2019).
10.2	Sponsor Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp. and HCMC Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
10.3	Form of Subscription Agreement, dated as of July 29, 2020, by and between Healthcare Merger Corp. and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
10.4	Subscription Agreement, dated as of October 22, 2020, by and between Healthcare Merger Corp. and Bon Secours Mercy Health, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020).
10.5	Subscription Agreement, dated as of October 23, 2020, by and between Healthcare Merger Corp. and Carilion Clinic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2020).
10.6	Amended and Restated Registration Rights Agreement, dated as of October 30, 2020, by and among the Company, HCMC Sponsor LLC and SOC Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.7	Investor Rights Agreement, dated as of October 30, 2020, by and among the Company and SOC Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.8#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.9#	SOC Telemed, Inc. Director Compensation Policy, as amended.
10.10#	SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.10.1#	Form of Stock Option Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on October 9, 2020).

10.10.2#	Form of Restricted Stock Unit Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on October 9, 2020).
10.10.3#	Form of Performance Unit Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan.
10.11#	Specialists On Call, Inc. 2014 Equity Incentive Plan, as amended, and related form of option agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.12#	SOC Telemed, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.13#	SOC Telemed, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.14	Form of Tele-Physicians Practices Administrative Support Services Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.15#§	Employment Agreement between Specialists On Call, Inc. and John Kalix, dated June 24, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.15.1#+	First Amendment to Employment Agreement between SOC Telemed, Inc. and John Kalix, dated February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.16#§	Executive Employment Agreement between Specialists On Call, Inc. and Hai V. Tran, dated January 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.16.1#	Letter Agreement, dated as of October 23, 2020, by and between Specialists On Call, Inc., and Hai Tran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2020).
10.16.2#+	Letter Agreement, dated as of December 9, 2020, between SOC Telemed, Inc., and Hai Tran (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2020).
10.17#§	Executive Employment Agreement between Specialists On Call, Inc. and Robert Jason Hallock, dated October 28, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.17.1#+	Letter Agreement, dated October 23, 2020, by and between Specialists On Call, Inc., and R. Jason Hallock, MD (incorporated by reference to Exhibit 10.16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.18#§	Employment Agreement between Specialists On Call, Inc. and Sean Banerjee, dated July 15, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.18.1#+	Letter Agreement, dated October 23, 2020, by and between Specialists On Call, Inc., and Sean Banerjee (incorporated by reference to Exhibit 10.17.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.19#+	Amended and Restated Offer Letter, dated October 23, 2020, by and between Specialists On Call, Inc., and Eunice Kim (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.20#+	Employment Agreement between SOC Telemed, Inc. and Chris Knibb, dated December 7, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2020).
10.21#	Form of Employment Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021).
10.22#	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.23#	Form of Severance and Change in Control Agreement with Continuing Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).

16.1	Letter to the SEC from Marcum LLP, dated November 4, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
16.2	Letter to the SEC from Marcum LLP, dated November 20, 2020 (incorporated by reference to Exhibit 16.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2020).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Financial statements from the Annual Report on Form 10-K of SOC Telemed, Inc. for the fiscal year ended December 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
+	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.
#	Indicates a management contract or compensatory plan, contract or arrangement.
§	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(a)(6).

Item 16.	Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOC Telemed, Inc.

Date: March 30, 2021	/s/ John W. Kalix
	Name:	John W. Kalix
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John W. Kalix, Christopher K. Knibb and Eunice Kim, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in one or more counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Kalix	Chief Executive Officer and Director	March 30, 2021
John W. Kalix	(Principal Executive Officer)

/s/ Christopher K. Knibb	Chief Financial Officer	March 30, 2021
Christopher K. Knibb	(Principal Financial and Accounting Officer)

/s/ Steven J. Shulman	Director	March 30, 2021
Steven J. Shulman

/s/ Barbara P. Byrne	Director	March 30, 2021
Barbara P. Byrne

/s/ Thomas J. Carella	Director	March 30, 2021
Thomas J. Carella

/s/ Joseph P. Greskoviak	Director	March 30, 2021
Joseph P. Greskoviak

/s/ Amr Kronfol	Director	March 30, 2021
Amr Kronfol

/s/ Anne M. McGeorge	Director	March 30, 2021
Anne M. McGeorge