Form 10-Q
period 2021-03-31
SOC Telemed, Inc.
filed 2021-05-17
CIK 1791091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares of the registrant’s Class A common stock outstanding as of May 12, 2021, was 90,538,904.

SOC Telemed, inc.

Quarterly report on form 10-Q
For the Quarterly Period ended March 31, 2021

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Acquisition, which may be affected by, among other things, competition and our ability to manage our growth following the Acquisition;

●	our financial performance and capital requirements;

●	our expectations relating to bookings and revenues;

●	our market opportunity and our ability to estimate the size of our target market;

●	our ability to retain our existing customers and to increase our number of customers;

●	potential acquisitions and integration of complementary businesses and technologies;

●	our ability to maintain and expand our network of established, board-certified physicians and other provider specialists;

●	our ability to attract, integrate, and retain key personnel and highly qualified personnel;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the effects of the COVID-19 pandemic on our business and operations;

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	the possibility that our business may be harmed by other economic, business, and/or competitive factors; and

●	other factors described in this report, including those described in the section entitled “Risk Factors” under Part II, Item 1A of this report.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” under Part II, Item 1A of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the effect of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

ii

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in the section entitled “Risk Factors” under Part II, Item 1A of this report, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to realize the anticipated benefits of the Acquisition and may harm our business. Such risks include, but are not limited to, the following:

●	We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

●	The level of demand for and market utilization of our solutions are subject to a high degree of uncertainty.

●	We have a history of losses and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

●	Our business, financial condition and results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic or similar epidemics in the future or other adverse public health developments, including government responses to such events.

●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

●	Developments affecting spending by the healthcare industry could adversely affect our revenues.

●	If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from us, our business may be harmed.

●	Our telemedicine business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

●	Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be harmed if those relationships were disrupted.

●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

●	We may require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.

●	Our substantial indebtedness following the Acquisition could harm our business and growth prospects.

●	If we fail to comply with extensive healthcare laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

●	Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm to us, which could, in turn, harm our customer base and our business.

●	Warburg Pincus has significant influence over us, and their interests may conflict with ours and those of our other stockholders in the future.

●	Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.

iii

Part I—Financial Information

Item 1.	Financial Statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents (from variable interest entities $5,408 and $1,942, respectively)	$32,532	$38,754
Accounts receivable, net of allowance for doubtful accounts of $454 and $447 (from variable interest entities, net of allowance $12,159 and $8,192, respectively)	13,329	8,721
Inventory	1,409	-
Prepaid expenses and other current assets (from variable interest entities $22 and $0, respectively)	3,089	1,609
Total current assets	50,359	49,084

Property and equipment, net	3,998	4,092
Capitalized software costs, net	9,950	8,935
Intangible assets, net	47,327	5,988
Goodwill	158,451	16,281
Deposits and other assets	1,919	559
Total assets	$272,004	$84,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (from variable interest entities $2,336 and $692, respectively)	$5,266	$2,809
Accrued expenses (from variable interest entities $2,537 and $1,349, respectively)	12,650	8,293
Deferred revenues	504	610
Stock-based compensation liabilities	-	4,228
Total current liabilities	18,420	15,940

Deferred revenues	915	923
Contingent consideration	3,265	-
Long-term debt, net of unamortized discount and debt issuance costs	83,003	-
Related-party – Unsecured subordinated promissory note, net of unamortized discount and debt issuance costs	11,499	-
Contingent shares issuance liabilities	8,998	12,450
Other long-term liabilities (from variable interest entities $157 and $157, respectively)	575	560
Total liabilities	$126,675	$29,873

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 88,651,767 and 74,898,380 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	9	8
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	-	-
Additional paid-in capital	394,134	291,277
Accumulated deficit	(248,814)	(236,219)
Total stockholders’ equity	145,329	55,066

Total liabilities and stockholders’ equity	$272,004	$84,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$14,821	$14,807

Cost of revenues	9,767	10,713

Operating expenses
Selling, general and administrative	21,261	8,521
Total operating expenses	21,261	8,521
Loss from operations	(16,207)	(4,427)

Other income (expense)
Gain on contingent shares issuance liabilities	3,452	-
Loss on puttable option liabilities	-	(9)
Interest expense	(149)	(2,780)
Interest expense – Related party	(25)	-
Total other income (expenses)	3,278	(2,789)
Loss before income taxes	(12,929)	(7,216)

Income tax benefit (expense)	334	(1)

Net loss and comprehensive loss	$(12,595)	$(7,217)
Accretion of contingently redeemable preferred stock	-	(1,495)
Net loss attributable to common stockholders	$(12,595)	$(8,712)

Net loss per share attributable to common stockholders
Basic	$(0.17)	$(0.25)
Diluted	$(0.17)	$(0.25)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	75,815,273	34,345,197
Diluted	75,815,273	34,345,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	34,140,909	$3	(90,302)	$(768)	$87,199	$(186,372)	$(99,938)

Stock-based compensation	-	-	-	-	99	-	99

Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(1,495)	-	(1,495)

Net loss	-	-	-	-	-	(7,217)	(7,217)

Balance, March 31, 2020	34,140,909	$3	(90,302)	$(768)	$85,803	$(193,589)	$(108,551)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	74,898,380	$8	-	-	$291,277	$(236,219)	$55,066

Stock-based compensation	-	-	-	-	10,086	-	10,086

Common stock issued as consideration for business acquisition (Access Physicians)	13,753,387	1	-	-	92,771	-	92,772

Net loss	-	-	-	-	-	(12,595)	(12,595)

Balance, March 31, 2021	88,651,767	$9	-	-	$394,134	$(248,814)	$145,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,595)	$(7,217)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,661	1,299
Stock-based compensation	5,858	99
Loss on warranty liability	-	9
(Gain) on contingent shares issuance liabilities	(3,452)	-
Bad debt expense	22	-
Paid-in kind interest on long-term debt	20	760
Amortization of debt issuance costs and issuance discount	28	353
Income tax benefit	(343)	-
Change in assets and liabilities, net of acquisitions
Accounts receivable, net of allowance	972	660
Prepaid expense and other current assets	(844)	136
Inventory	(27)	-
Deposits and other non-current assets	(1,075)	-
Accounts payable	77	(742)
Accrued expenses and other current liabilities	1,922	709
Deferred revenues	(114)	(12)
Net cash used in operating activities	(7,890)	(3,946)

Cash flows from investing activities:
Capitalization of software development costs	(1,048)	(1,058)
Purchase of property and equipment	(525)	(930)
Acquisition of business, net of cash	(91,478)	-
Net cash used in investing activities	(93,051)	(1,988)

Cash flows from financing activities:
Principal payments under capital lease obligations	-	(26)
Issuance of contingently redeemable preferred stock	-	7,294
Proceeds from long-term debt, net of discount	83,219	-
Proceeds from Related-party – Unsecured subordinated promissory note, net of unamortized discount	11,500	-
Net cash provided by financing activities	94,719	7,268

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,222)	1,334
Cash and cash equivalents at beginning of the period	38,754	4,541
Cash and cash equivalents at end of the period	$32,532	$5,875

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$9	$1
Cash paid during the period for interest	126	1,712

Supplemental schedule of non-cash investing and financing transactions:
Common stock issued as consideration for business acquisition (Access Physicians)	$92,772	$-
Accretion of contingently redeemable preferred stock	-	1,495
Assets acquired under capital lease arrangements	-	26
Purchase of property and equipment reflected in accounts payable and accruals at the period end	-	15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthcare Merger Corp. (“HCMC”) was incorporated in Delaware in September 2019 and formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Specialists On Call, Inc. was formed on July 14, 2004 as a Delaware C-Corporation doing business as SOC Telemed (“Legacy SOC Telemed”). On October 30, 2020, we completed the acquisition of Legacy SOC Telemed by and among us, Sabre Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of HCMC, Sabre Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of HCMC, and Legacy SOC Telemed. The transactions contemplated by the merger agreement between HCMC and Legacy SOC Telemed are collectively referred as the “Merger Transaction” or “Merger and Recapitalization”. As part of the Merger Transaction, HCMC changed its name from Healthcare Merger Corp. to SOC Telemed, Inc. See Note 4, Business Combinations, for additional information.

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

As discussed in Note 4, Business Combinations, on March 26, 2021, the Company consummated the acquisition of Access Physicians Management Services Organization, LLC (“Access Physicians”) a multi-specialty acute telemedicine provider.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of SOC Telemed, Inc. and its Subsidiaries and Affiliates and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The consolidated balance sheet as of December 31, 2020, included herein was derived from the audited financial statements as of that date.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with SEC on March 30, 2021 (the “Annual Report”).

As of March 31, 2021, and December 31, 2020, SOC Telemed, Inc. or its subsidiaries are party to administrative support services agreements, management services agreements or similar arrangements (collectively, “Administrative Agreements”) in California, Georgia, Kansas (as of March 31, 2021, only), New Jersey, and Texas by and among it or its subsidiaries and the professional corporations pursuant to which each professional corporation provides services to SOC Telemed’s customers. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. As discussed in Note 5, Variable Interest Entities, SOC Telemed, Inc. holds a variable interest in the professional corporations and, accordingly, the professional corporations are considered variable interest entities (“VIE” or “VIEs”) which are denominated Affiliates for consolidation purposes.

The Company also consolidates its wholly owned subsidiaries (NeuroCall, JSA, and Access Physicians) as discussed in Note 5, Variable Interest Entities.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions are eliminated upon consolidation.

COVID – 19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

While not currently known, the full year impact of COVID-19 could have a material impact on the operations of the Company’s business. For the three months ended March 31, 2021 and 2020, the Company’s variable revenues, excluding the consolidated revenues of Access Physicians, decreased as a result of the lower volume of consultations due to the COVID-19 pandemic with corresponding impacts on our cost of sales due to declined demand for physicians. For more details, see Going Concern Consideration below.

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

As of March 31, 2021, the Company has experienced negative cash flows and losses from operations each period since inception and has an accumulated deficit of $248.8 million. The Company incurred net losses of $12.6 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively, and cash outflows from operations of $7.9 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. The Company experienced a reduction in service utilization in and around the same time and consequently experienced a decrease in revenue and margin. The Company immediately responded by adjusting variable costs, including physician fees, travel expenses, and other discretionary spending to preserve margins which included real time assessment of physician coverage needs to appropriately align with changes in utilization experienced as a result of the COVID-19 pandemic. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business and continuously modifying operational protocols, cost structure, and discretionary spending to evolving business conditions. Notwithstanding these efforts, the Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash and cash equivalents of $32.5 million as of March 31, 2021 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from the issuance of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

For the three months ended March 31, 2021 and 2020 no customer accounts for more than 10% of the Company’s total revenues and accounts receivable.

Business Combinations

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

Inventory

Inventoried materials primarily consist of telemedicine equipment, which are substantially finished goods. The Company reports inventory at the lower of first-in, first-out cost (“FIFO”) and net realizable value. Net realizable value is based on the selling price. Inventories are assessed on a periodic basis for potential obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and charged to cost of revenue in the consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Intangibles Assets

All intangible assets were acquired in connection with the acquisitions of NeuroCall Holdings, LLC and its subsidiaries (“NeuroCall”) on January 31, 2017, JSA Health Corporation (“JSA Health” or “JSA”) on August 14, 2018, and Access Physicians and its subsidiaries (“Access Physicians”) on March 26, 2021 and are amortized over their estimated useful lives based on the pattern of economic benefit derived from each asset. Intangible assets resulting from these acquisitions include hospital contracts relationships, non-compete agreements and trade names. Hospital contracts relationships are amortized over a period of 6 to 17 years using a straight-line method. Non-compete agreements are amortized over a period of 4 to 5 years using the straight-line method. The trade names represented by NeuroCall, JSA Health and Access Physicians are amortized over a period of 2 to 5 years using the straight-line method.

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

No impairments were recorded during the three months ended March 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company determines whether long-lived assets are to be held for use or disposal. The Company monitors its long-lived assets for events or changes in circumstances that indicate that their carrying values may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, the Company evaluates the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. No impairments were recorded during the three months ended March 31, 2021 and 2020.

Long-Term Debt

The Company has entered into a term loan facility and a related-party subordinated promissory note. The Company capitalizes costs related to the issuance of debt under the provisions of ASC Subtopic 835-30, Interest – Imputation of Interest. Debt issuance costs and discounts related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are subsequently amortized to interest expense at an effective interest rate over the life of the related loan. Debt issuance costs related to line-of-credit arrangements are presented in the consolidated balance sheets as an asset and are subsequently amortized ratably over the term of the line-of-credit arrangement. Amortization of debt issuance costs is included as a component of interest expense in the Company’s consolidated statements of operations. Cash interest payments due are paid as determined in the agreements. Interest is expensed monthly. Paid in-kind interest (“PIK”) is accrued monthly at the contracted rate over the period of the loan and included in the principal balance.

Revenue Recognition

The Company recognizes revenue using a five-step model:

1)	Identify the contract(s) with a customer;

2)	Identify the performance obligation(s) in the contract;

3)	Determine the transaction price;

4)	Allocate the transaction price to the performance obligations in the contract; and

5)	Recognize revenue when (or as) it satisfies a performance obligation.

The Company enters into service contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the customers pay a fixed monthly fee for physician consultation services. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the customers also pay a variable consultation fee for the additional service. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment, which can be provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services. Prior to the start of a contract, customers generally make upfront nonrefundable payments to the Company when contracting for Company training, maintenance, equipment, and implementation services.

Our customer contracts typically range in length from 1 to 3 years, with an automatic renewal process. We typically invoice our customers for the monthly fixed fee in advance. Our contracts typically contain cancellation clauses with advance notice, therefore, we do not believe that we have any material outstanding commitment for future revenues beyond one year from the end of a reporting period.

Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telemedicine consultation services as requested. The consultations covered by the fixed monthly fee and obligation to stand-by and be ready to provide these consultations represented 72% and 62% of revenues for the three months ended March 31, 2021 and 2020, respectively. Consultations that incur a variable fee due to the monthly quantity exceeding the number of consultations in the contract represented 28% and 38% for the three months ended March 31, 2021 and 2020, respectively.

Upfront nonrefundable fees do not result in the transfer of a promised goods or service to the customer, therefore, the Company defers this revenue and recognizes it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue. The Company recognized $0.3 million for both the three months ended March 31, 2021 and 2020 of revenue into the income statement that had previously been deferred and recorded on the balance as a deferred revenue liability.

Telemedicine Carts (Access Physicians)

Customers who enter into telemedicine physician service contracts with Access Physicians are sold a telemedicine cart with a computer and camera in order to facilitate meetings between patients, on-site health professionals, and remote physicians. Satisfaction of this performance obligation occurs upon delivery to the customer when control is transferred. Access Physicians then recognizes the cart revenue at a point in time, upon delivery. The Company has assurance-type warranties that do not result in separate performance obligations. Revenue relating to telemedicine carts is included within telemedicine revenues on the consolidated statements of operations.

Use of estimates and judgements

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments and assumptions. Significant estimates and assumptions are included within, but not limited to: (1) revenue recognition, including the determination of the customer relationship period, (2) accounts receivable and allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived and intangible assets, (5) stock-based compensation, option and warrant liabilities, (6) fair value of identifiable purchased tangible and intangible assets in a business combination, (7) market cap determined from the public stock price for goodwill impairment testing, (8) fair value measurements, and (9) the provision for income taxes and related deferred tax accounts. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates, and any such differences may be material to the Company’s unaudited condensed consolidated financial statements.

The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results, and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company’s unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

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

Accounting pronouncements issued but not yet adopted

In March 2020 and January 2021, the FASB issued ASU 2020-04 and 2021-01, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in these updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform, and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company will be adopting this guidance for the annual reporting period ending December 31, 2022. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

The Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer (“CEO”), reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment: health services management. All of the Company’s operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

4.	BUSINESS COMBINATIONS

Merger with Healthcare Merger Corp. in October 2020

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

As a result of the Merger Transaction, Legacy SOC Telemed shareholders received aggregate consideration of $720.6 million. In addition, 1,875,000 shares of the Company’s Class A common stock was provided to HCMC’s sponsor, which are subject to forfeiture if the Company’s Class A common stock does not meet certain market price thresholds following the Merger Transaction. As of March 31, 2021, none of these shares have been released from such restrictions.

Acquisition of Access Physicians in March 2021

On March 26, 2021, SOC Telemed Inc. completed the acquisition of 100% of Access Physicians. Access Physicians is a multi-specialty acute care telemedicine provider pursuant to an equity purchase agreement. The acquisition expands the Company’s clinical solutions to include teleCardiology, teleInfectious Disease, teleMaternal-Fetal Medicine, teleNephrology, teleEndocrinology and other specialties to offer a comprehensive acute care telemedicine portfolio to meet the demands of the market and grow the Company’s provider breadth and depth.

The total purchase price for this transaction approximated $190.1 million, comprised of $93.3 million in cash, reduced by a negative net working capital adjustment of $0.2 million, plus $92.8 million in shares of Class A common stock, plus $1.0 million to be paid after the adjusted net working capital settlement (the “Holdback cash consideration”), and an estimated $3.3 million of contingent consideration.

The purchase consideration included 13,928,740 shares of Class A common stock that had a total fair value of $92.8 million based on the closing market price of $6.66 per share on March 26, 2021, the acquisition date. Of these shares, an aggregate of 13,753,387 shares were issued at closing and an aggregate of 175,353 shares will be issued on the first anniversary of the closing. These 175,353 reserved shares are not presented as outstanding in the consolidated statement of changes in stockholders’ equity (deficit).

As presented above, the acquisition of Access Physicians includes a contingent consideration arrangement (the “Earnout”) that requires additional consideration to be paid by SOC to the sellers of Access Physicians based on the future revenue and gross margin of the acquired business, in each case as calculated in accordance with the equity purchase agreement. In the event that revenue for calendar year 2021 (the “Earnout Covenant Period”) is equal to or greater than $40.0 million and gross margin over the same period is equal to or exceeds 39.0%, then SOC will make an additional cash payment to the sellers of $20.0 million. The Earnout is payable no later than in the second quarter of 2022. As of March 31, 2021, the range of the undiscounted amounts SOC estimates that could be paid under this contingent consideration agreement is either zero or $20.0 million. The fair value of the Earnout recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. As discussed in Note 6, Fair Value of Financial Instruments, that measure is based on significant Level 3 inputs not observable in the market. Since the acquisition was consummated on March 26, 2021 and, therefore, close to the reporting date of March 31, 2021, the Company determined the fair value of the Earnout was still appropriate and no change in fair value of contingent consideration was recognized on the consolidated statements of operations.

The acquisition of Access Physicians also includes a second contingent consideration arrangement (the “Deferred Payment”). The Deferred Payment will only become payable if a certain number of specified Access Physicians executives remain employed by SOC through the second anniversary of the closing (the “Deferred Payment Period”). The amount (if any) of the Deferred Payment that can become payable by SOC to the sellers of Access Physicians is based on the 2021 calendar year revenue and gross margin of the acquired business, calculated in accordance with the Earnout described above. If revenue is less than $40.0 million or if gross margin is less than 39.0%, then no Deferred Payment will become payable. If revenue is equal to or greater than $40.0 million and less than $44.0 million and gross margin is equal to or greater than 39.0%, then the Deferred Payment will be an amount equal to 5 multiplied by revenue in excess of $40.0 million and will range between $0 and $20.0 million. If revenue is equal to or greater than $44.0 million and gross margin is equal to or greater than 39.0% and less than 41.0%, then the Deferred Payment will be $20.0 million. If revenue is equal to or greater than $46.0 million and gross margin is equal to greater than 41.0%, then the $20.0 million Deferred Payment will be increased by an amount equal to 5 multiplied by revenue in excess of $46.0 million (with no cap applied). The Deferred Payment is payable no later than in the second quarter of 2023. The Deferred Payment will be recognized over the Deferred Payment Period as compensation expense within operating expenses on the consolidated statements of operations.

Transaction costs for the acquisition approximated $3.3 million (less than $0.1 incurred in December 2020 and $3.2 million incurred in from January to March 2021) and were expensed as incurred and included within selling, general and administrative expenses on the consolidated statements of operations.

The following table summarizes the consideration transferred to acquire Access Physicians and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred
Cash	$93,297
Common stock	92,772
Holdback cash consideration	1,000
Contingent consideration	3,265
Net working capital adjustment	(218)
Total	$190,116

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,601
Accounts receivable	5,602
Inventories	1,382
Prepaid expenses and other current assets	636
Property and equipment	250
Capitalized software costs	871
Intangible assets	41,740
Deposits and other assets	285
Accounts payable	(2,831)
Accrued expenses	(1,247)
Deferred tax liability	(343)
Identifiable assets acquired and liabilities assumed, net	$47,946
Goodwill	$142,170

The fair values of the identifiable assets acquired and liabilities assumed are provisional pending completion of the final valuation procedures for those components.

The amount allocated to goodwill is primarily attributed to the expected synergies and other benefits arising from the transaction. The transaction was determined to be a stock deal for tax purposes. SOC. plans to make a Section 754 election that provides the buyer of a partnership interest with a step-up (or step-down) to fair market value in the acquirer’s pro-rata share of the underlying assets. Any deductions resulting from this step-up (or step-down) are specifically allocated to the buyer. Therefore, 92.03% of goodwill recognized is expected to be tax deductible.

The valuation techniques used for measuring the fair value of separately identified intangible assets acquired were as follows (in thousands):

Intangible assets acquired	Fair value	Valuation Technique
Trade name	$1,213	Relief from royalty method
Hospital contracts relationships	$40,095	Multi-period excess earnings method
Non-compete agreements	$432	With and without method

The acquired business contributed Revenues of $0.4 million and Net loss of $0.1 million to SOC Telemed for the period from March 26, 2021 to March 31, 2021. The following unaudited pro forma financial summary presents consolidated information of SOC Telemed as if the business combination had taken place on January 1, 2020 (in thousands):

	Pro forma quarter ended March 31, 2021 (unaudited)	Pro forma quarter ended March 31, 2020 (unaudited)
Revenues	$22,780	$20,547
Net loss	(13,334)	(14,347)

SOC Telemed recorded two adjustments directly attributable to the business combination for interest expense on loans acquired and transaction costs. These adjustments were included in the reported pro forma net loss.

These pro forma amounts have been calculated after applying SOC Telemed’s accounting policies and adjusting the results of Access Physicians to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to capitalized software costs and intangible assets had been applied from January 1, 2020, with the consequential tax effects.

The unaudited pro forma financial information above has been prepared for informational purposes only and is not necessarily indicative of what the Company’s consolidated results actually would have been if the acquisition had been completed at the beginning of the respective periods. In addition, the unaudited pro forma information above does not attempt to project the Company’s future results.

5.	VARIABLE INTEREST ENTITIES

SOC Telemed, Inc. holds a variable interest in Tele-Physicians, P.C. (d/b/a California Tele-Physicians), Tele-Physicians, P.C. (d/b/a Georgia Tele-Physicians), Tele-Physicians, P.C. (d/b/a New Jersey Tele-Physicians), and Tele-Physicians, P.A. (d/b/a Texas Tele-Physicians) (collectively, the “Tele-Physicians Practices”) which contract with physicians in order to provide services to the customers. SOC Telemed, Inc. and the Tele-Physicians Practices have entered into a management services agreement with each other. Under these agreements, SOC Telemed, Inc. agrees to serve as the sole and exclusive administrator of all non-clinical, day-to-day operations and business functions required for the operation of each Tele-Physicians Practice, including business support services, contracting support with customers and payers, accounting, billing and payables support, technology support, licensing exclusive telemedicine technologies, and working capital support to cover the expenses of each Tele-Physicians Practice. The Tele-Physicians Practices are considered variable interest entities (“VIE” or “VIEs”) since they do not have sufficient equity to finance their activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits — that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). Under the management services agreements, SOC Telemed, Inc. has the power and rights to direct all non-clinical activities of the professional corporations and funds and absorbs all losses of the VIEs. Therefore, each of the Tele-Physicians Practices are consolidated with SOC Telemed, Inc.

NeuroCall and JSA Health are wholly owned subsidiaries and as such are consolidated by SOC Telemed, Inc. JSA Health comprises four entities: JSA Health Corporation (“Corporate”), JSA Health California LLC (“LLC”), JSA Health California PC (“CAPC”), and JSA Health Texas PLLC (“PLLC”). CAPC and PLLC are medical practices (the “JSA Medical Practices”) and Corporate and LLC provide management services to the JSA Medical Practices (the “JSA Management Companies”). More specifically, Corporate and PLLC have entered into a management services agreement with each other, and LLC and CAPC have entered into a management services agreement with each other. As a result, Corporate and LLC hold variable interests in their respective JSA Medical Practices which contract with physicians in order to provide services to Corporate and LLC. The JSA Medical Practices are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. These relationships are similar to the relationship between SOC Telemed, Inc. and the Tele-Physician Practices. Therefore, each of the JSA Medical Practices are consolidated with JSA Health.

Access Physicians is a wholly owned subsidiary and as such is consolidated by SOC Telemed, Inc. Access Physicians comprises four entities: Access Physicians Management Services Organization, LLC (“AP”), Access Physicians, PLLC (“AP PLLC”), AP US 9, PC (“US 9”), and AP US 14, PA (“US 14”). AP PLLC, US 9, and US 14 are medical practices (the “AP Medical Practices”) and AP provides management services to the AP Medical Practices. More specifically, AP PLLC, US 9, and US 14 have entered into a management services agreement with AP. As a result, AP holds variable interests in the AP Medical Practices which contract with physicians in order to provide services to AP. The AP Medical Practices are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. These relationships are similar to the relationships between SOC and the Tele-Physician Practices. Therefore, each of the AP Medical Practices are consolidated with Access Physicians.

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

Liabilities historically valued with Level 3 inputs on a recurring basis were puttable stock options which have impacts on the consolidated statement of operations in the year ended December 31, 2020. As of March 31, 2021, the Company’s outstanding liability consisted of contingent shares issuance liabilities and contingent consideration related to the Access Physicians business acquisition. As of December 31, 2020, the Company’s outstanding liability consisted of only contingent shares issuance liabilities.

As a result of the merger with HCMC on October 30, 2020, the Company measured its contingent shares issuance liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the contingent shares issuance liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the contingent shares issuance liabilities’ contractual lives based on the appropriate probability distributions and making assumptions about potential changes in control of the Company. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. As a result, $3.5 million and $0 were recognized and included as gain on contingent shares issuance liabilities in the statements of operations for the three months ended March 31, 2021 and 2020. Refer to Note 11, Contingent Shares Issuance Liabilities, for further details.

As a result of the acquisition of Access Physicians in March 2021, as described in Note 4, Business Combinations, the Company measured its contingent consideration at fair value determined at Level 3. The fair value of the contingent consideration recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. Since the acquisition was consummated on March 26, 2021 and, therefore, close to the reporting date of March 31, 2021, the Company determined the fair value of the contingent consideration was still appropriate and no change in fair value of contingent consideration was recognized on the consolidated statements of operations.

The carrying value of Cash and Cash Equivalents approximate their fair value because of the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the three months ended March 31, 2021 and year ended December 31, 2020.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of March 31, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$32,532	$32,532	-	-	$32,532
Total	$32,532	$32,532	-	-	$32,532

Liabilities
Contingent shares issuance liabilities	$8,998	$-	$-	$8,998	$8,998
Contingent consideration	$3,265	$-	$-	$3,265	$3,265
Total	$12,263	$-	$-	$12,263	$12,263

Fair Value Measurements as of December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,754	$38,754	-	-	$38,754
Total	$38,754	$38,754	-	-	$38,754

Liabilities
Contingent shares issuance liabilities	$12,450	$-	$-	$12,450	$12,450
Total	$12,450	$-	$-	$12,450	$12,450

The following table represents a reconciliation of the contingent shares issuance liabilities fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Shares Issuance Liabilities
Balance as of December 31, 2020	$12,450
Contingent shares issuance liabilities	-
(Gain) recognized in statements of operations	(3,452)
Balance as of March 31, 2021	$8,998

The following table represents a reconciliation of the contingent consideration fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration
Balance as of December 31, 2020	$-
Contingent consideration liability recorded in the opening balance sheet	3,265
Balance as of March 31, 2021	$3,265

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

At March 31, 2021 and December 31, 2020 prepaid expenses and other currents assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$2,775	$1,578
Short term deposits	32	2
Other current assets	282	29
	$3,089	$1,609

Prepaid expenses include prepayments related to information technology, insurance, commissions, tradeshows and conferences.

8.	INTANGIBLE ASSETS

At March 31, 2021 and December 31, 2020 intangible assets consisted of the following (in thousands):

March 31, 2021	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 17 years	$48,575	$(3,373)	$45,202	15.8
Non-compete agreements	4 to 5 years	477	(34)	443	4.9
Trade names	2 to 5 years	3,023	(1,341)	1,682	1.8
Intangible assets, net		$52,075	$(4,748)	$47,327	15.2

December 31, 2020	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 10 years	$8,480	$(3,085)	$5,395	6.5
Non-compete agreements	4 to 5 years	45	(32)	13	2.0
Trade names	4 to 5 years	1,810	(1,230)	580	1.4
Intangible assets, net		$10,335	$(4,347)	$5,988	5.8

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of March 31, 2021 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2021 (remaining 9 months)	3,366
2022	4,246
2023	3,217
2024	3,035
Thereafter	33,463
$47,327

9.	GOODWILL

At March 31, 2021 and December 31, 2020 goodwill consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Beginning balance	$16,281	$16,281
Business combinations - Note 4	142,170	-
Balance at	$158,451	$16,281

The Company performed its last annual impairment test on December 31, 2020. There were no indications of impairment identified for the three months ended March 31, 2021 and year ended December 31, 2020.

10.	DEBT

As disclosed in Note 4, Business Combinations, on March 26, 2021, the Company entered into an equity purchase agreement (the “Agreement”) to acquire Access Physicians Management Services Organization, LLC (“Access Physicians”). In order to consummate the acquisition and support the combined business after the transaction, SOC Telemed entered into a term loan facility and a related-party subordinated financing with SOC Holdings LLC, an affiliate of Warburg Pincus, for $100.0 million and $13.5 million, respectively.

Solar Term Loan Facility

The table below represents the components of outstanding debt (in thousands):

	March 31, 2021	December 31, 2020
Term loan facility, effective interest rate 9.25%, due 2026	$89,207	$-
Less: Unamortized discounts, fees and issue costs	(6,204)	-
Balance at	$83,003	$-

In March 2021 the Company entered into a term loan agreement with SLR Investment Corp. (“Solar”) acting as a collateral agent on behalf of the individual lenders that committed to provide a senior secured term loan facility of up to $100.0 million. Under the term loan facility, $85.0 million was immediately available and borrowed on March 26, 2021 in two tranches consisting of $75.0 million (“Term A1 Loan”) and $10.0 million (“Term A2 Loan”). The remaining $15.0 million will be made available subject to the terms and conditions of the term loan agreement in two tranches as follows: (i) $2.5 million ($12.5 million if the Term A2 Loan is earlier prepaid) to be drawn by June 20, 2022 (“Term B Loan”) subject to no event of default as defined in the term loan agreement and the Company achieving the net revenue milestone of at least $55.0 million on a trailing six-month basis by June 20, 2022; and (ii) $12.5 million to be drawn by December 20, 2022 (“Term C Loan”) subject to no event of default as defined in the term loan agreement and the Company achieving the net revenue milestone of at least $65.0 million on a trailing six-month basis by December 20, 2022.

The term loan facility also provides for an uncommitted term loan in the principal amount of up to $25.0 million (“Term D Loan”), which availability is subject to the sole and absolute discretionary approval of the lenders and the satisfaction of certain terms and conditions in the term loan agreement.

The term loan facility bears interest at a rate per annum equal to 7.47% plus the greater of (a) 0.13% and (b) the London Interbank Offered Rate (“LIBOR”) published by the Intercontinental Exchange Benchmark Administration Ltd., payable monthly in arrears beginning on May 1, 2021. Interest expense was $0.1 million for the quarter ended March 31, 2021. The effective interest rate of the term loan facility is 9.25%. Until May 1, 2024, the Company will pay only interest monthly. However, the term loan agreement has an interest-only extension clause which offers to SOC the option to extend the interest-only period for six months until November 1, 2024, after having achieved two conditions: (i) a minimum of six months of positive EBITDA prior to January 31, 2024; and (ii) being in compliance with the revenue financial covenant, as described in this note. In either case, the maturity date is April 1, 2026.

The following reflects the contractually required payments of principal under the term loan facility (in thousands):

Years ending December 31,	Amount (in thousands)
Remainder of 2021	$-
2022	-
2023	-
2024	27,200
2025 and thereafter	62,007

The term loan agreement includes two financial covenants requiring (i) the maintenance of minimum liquidity level of at least $5.0 million at all times; and (ii) minimum net revenues measured quarterly on a trailing twelve-month basis of at least $81.8 million on March 31, 2022, $88.2 million on June 30, 2022, $94.5 million on September 30, 2022, $100.9 million on December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. The term loan agreement contains affirmative covenants which include the delivery of monthly consolidated financial information no later than 30 days after the last day of each month, quarterly consolidated balance sheet, income statement and cash flow statement covering such fiscal quarter no later than 45 days after the last day of each quarter, audited consolidated financial statements no later than 90 days after the last day of fiscal year or within 5 days of filing of the same with the SEC. The term loan agreement also contains negative covenants which, in certain circumstances, would limit the Company’s ability to engage in mergers or acquisitions and dispose of any of its subsidiaries. The Company was in compliance with all financial and negative covenants at March 31, 2021.

The Company incurred approximately $2.0 million of loan origination costs in connection with the term loan facility and amortized less than $0.1 million of these costs as interest expense during the quarter ended March 31, 2021. The Company will also be liable for a final fee of 4.95% of the principal balance payable at maturity or upon prepayment. The Company estimated the payoff fee to be $4.2 million, which is included as a debt discount offset against the Company’s outstanding debt balance on the consolidated balance sheets and amortized as a component of interest expense over the term of the term loan facility. The Company amortized less than $0.1 million of the discount for the quarter ended March 31, 2021.

The term loan agreement contains a material adverse change provision which permits the lenders to accelerate the scheduled maturities of the obligations under the term loan facility. The conditions which would permit this acceleration are not objectively determinable or defined within the agreement.

The term loan facility is guaranteed by all of the Company’s wholly owned subsidiaries, including the entities acquired pursuant to the Acquisition, subject to customary exceptions. The term loan facility is secured by first priority security interests in substantially all of the Company’s assets, subject to permitted liens and other customary exceptions.

The carrying value of the term loan facility as of March 31, 2021 approximates its fair value.

At March 31, 2020 the Company had a term loan facility with CRG Servicing LLC (“CRG”). Origination costs and backend facility fees related to the CRG loan amortized as interest expense during the quarter ended March 31, 2020 were $0.3 million and less than $0.1 million, respectively. Additionally, interest expense related to the CRG loan was $2.5 million, $1.7 million in cash interest and $0.8 million in paid-in-kind interest, for the quarter ended March 31, 2020.

Related party - Unsecured Subordinated Promissory Note

The table below represents the components of outstanding debt (in thousands):

	March 31, 2020	December 31, 2020
Related party - Unsecured Subordinated Promissory Note, effective interest rate 9.55%, due 2026	13,520	-
Less: Unamortized discounts, fees and issue costs	(2,021)	-
Balance at	$11,499	$-

On March 26, 2021, the Company entered into a subordinated financing agreement (the “Unsecured Subordinated Promissory Note” or “Subordinated Note”) with a significant stockholder, SOC Holdings LLC (“SOC Holdings”), an affiliate of Warburg Pincus. SOC Holdings constitutes a related party of the Company, pursuant to ASC 850, Related Parties.

The Company borrowed the aggregate principal amount of $13.5 million under the Subordinated Note on March 26, 2021, net of an original issue discount of $2.0 million, resulting in aggregate proceeds of $11.5 million.

The terms of the Subordinated Note are summarized as follows:

●	The Subordinated Note bears interest at a rate per annum equal to the greater of (a) 0.13% and (b) LIBOR, plus the applicable interest rate in the table below:

From March 26, 2021 through September 30, 2021	7.47%
From and after September 30, 2021 through September 30, 2022	10.87%
From and after September 30, 2022 through September 30, 2023	12.87%
From and after September 30, 2023 through September 30, 2024	14.87%
From and after September 30, 2024 through September 30, 2025	16.87%
From and after September 30, 2025 through the Maturity Date.	18.87%

●	All outstanding principal and interest under the Subordinated Note is due and payable on the Maturity Date;

●	Interest will be computed on the basis of a year of 365/366 days, as applicable, and will be added to the principal amount of the Subordinated Note on the last day of each calendar month;

●	Optional prepayments: The Company may prepay any portion of the Subordinated Note at any time without penalty. Such prepayment is not prohibited by the terms of the Solar Term Loan Facility;

●	Maturity Date: the earliest of September 28, 2026 and the occurrence of a change in control. Additionally, if equity is raised for an amount greater than $10.0 million, the excess amount must be used to amortize the Subordinated Note balance.

The Company incurred less than $0.1 million of loan origination costs in connection with the Subordinated Note and amortized less than $0.1 million of these costs as interest expense during the quarter ended March 31, 2021.

As of March 31, 2021, outstanding accreted principal amount (principal plus paid-in-kind interest) totaled approximately $13.5 million. The Subordinated Note is classified as a non-current liability on the Company’s consolidated balance sheet. Interest expense of less than $0.2 million was recognized in the statements of operations during the quarter ended March 31, 2021.

The carrying value of the Subordinated Note as of March 31, 2021 approximates its fair value.

11.	ACCRUED EXPENSES

At March 31, 2021 and December 31, 2020 accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Current liabilities
Accrued compensation	$4,820	$3,210
Accrued bonuses	894	2,647
Accrued professional and service fees	4,785	1,626
Accrued Access Physicians - “Holdback cash consideration” – Note 4	1,000	-
Accrued other expenses	1,151	810
	$12,650	$8,293
Non-current liabilities
Other long-term liabilities – Deferred Social Security withholding taxes	560	560
Other long-term liabilities - Accrued other expenses	15	-
	$575	$560

12.	CONTINGENT SHARES ISSUANCE LIABILITIES

The table below represents the components of outstanding contingent shares issuance liabilities (in thousands):

	March 31, 2021	December 31, 2020
Contingent sponsor earnout shares	8,162	11,364
Private placement warrants	836	1,086
Balance as at	$8,998	$12,450

13.	STOCK-BASED COMPENSATION

Each unvested stock option that was outstanding immediately prior to the Merger Transaction was converted into an option to purchase a number of shares of Class A common stock on terms substantially identical to those in effect prior to the Merger Transaction, except for adjustments to the underlying number of shares and the exercise price based on the exchange ratio of 0.4047.

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), officers, employees and consultants may be granted options to purchase shares of the Company’s authorized but unissued common stock. Options granted under the 2014 Plan may be qualified as incentive stock options or non-qualified stock options. Qualified incentive stock options may only be granted to employees. As part of the Merger Transaction the 2014 Plan was terminated and a new 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s Board of Directors (the “Board”) and the Company’s stockholders on October 30, 2020. As a result of the termination no additional grants can be issued under the 2014 Plan. The total number of shares of Class A common stock reserved for awards under the 2020 Plan initially equaled 11% of the fully diluted capitalization of the Company as of the closing of the Merger Transaction, or 9,707,040 shares of Class A common stock.

In accordance with the automatic share increase provision in the 2020 Plan, the total number of shares of Class A common stock reserved for awards will automatically be increased on the first day of each fiscal year beginning with the 2021 fiscal year in an amount equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Board. On January 1, 2021, an additional 3,838,275 shares were automatically made available for issuance under the 2020 Plan, which represented 5% of the number of shares of Class A common stock outstanding on December 31, 2020, resulting in a total of 13,545,315 shares reserved for awards under the 2020 Plan.

The Company has granted a total 4,465,861 Restricted Stock Units (“RSUs”) and 1,523,154 Performance Stock Units (“PSUs”) under the 2020 Plan through March 31, 2021. The number of shares of Class A common stock remaining available for future grants under the 2020 Plan is 7,556,300 as of March 31, 2021.

As part of the Merger Transaction, the Board and the Company’s stockholders approved the SOC Telemed, Inc. Employee Stock Purchase Plan (the “ESPP”) on October 30, 2020. Under the ESPP, eligible employees and eligible service providers of the Company or an affiliate will be granted rights to purchase shares of Class A common stock at a discount of 15% to the lesser of the fair value of the shares on the offering date and the applicable purchase date. The total number of shares of Class A common stock reserved for issuance under the ESPP initially equaled 2% of the fully diluted capitalization of the Company as of the closing of the Merger Transaction, or 1,764,916 shares. In accordance with the automatic share increase provision in the ESPP, the total number of shares of Class A common stock reserved for issuance will be automatically increased on the first day of each fiscal year, beginning with the 2021 fiscal year and ending on the first day of 2031 fiscal year, in an amount equal to lesser of (i) 1% of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase and (ii) such number of shares as determined by the Board. No shares were added on January 1, 2021. In March 2021, the Board approved of the amendment and restatement of the ESPP to, among other things, implement an additional limitation of 1,000,000 shares of Class A common stock to the ESPP’s automatic share increase provision. The amendment and restatement of the ESPP is subject to the approval of the Company’s stockholders at the annual meeting to be held on June 3, 2021.

The Board establishes the options’ exercise prices, or the methodology used in determining the options’ exercise prices. The Board also establishes the vesting, expiration, and restrictions related to the options granted. Each option has an individual vesting period which varies per option subject to approval from Board of Directors. Generally, options expire after ten years or earlier if the optionee terminates their business relationship with the Company.

No stock options were granted for the three months period ended March 31, 2021 and year ended December 31, 2020. The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2021 (1)	2020 (2)
Weighted-average volatility	-	80.0%
Expected dividends	-	0.0%
Expected term (in years)	-	1 - 5
Risk-free interest rate	-	0.15% - 0.40%

(1)	No new grants issued for the period ended March 31, 2021.
(2)	No new grants issued for the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

During the year ended December 31, 2019, the Company granted options that would vest upon satisfying a performance condition, which was a liquidity event defined as a change in control. Since the Merger Transaction did not meet the definition of a change in control, the Company modified options to purchase 922,221 shares of Class A common stock to provide for the time-based vesting of these awards in connection with the Merger Transaction. As a result of the modification, the Company will recognize $7.4 million in stock-based compensation expense over a weighted-average period of 1.4 years from the date of the Merger Transaction. Outstanding expense for these modified options of $5.1 million as of March 31, 2021 is expected to be recognized over a weighted average period of 1.1 years

In connection with the Merger Transaction several awards were granted to current and former Executives of the Company:

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

On February 16, 2021 the award for the current CEO was modified and the stock-based compensation liabilities for the Base Full Value Award were replaced by new RSUs and PSUs granted on February 16, 2021. The Company revalued the cash liability award as of the modification date and recorded an additional cash liability of $1.7 million for the period until February 15, 2021. As a result of the modification the total cash liability of $5.9 million was reclassified from liability to equity and the related expense of $11.4 million will be recognized over 3.5 years

●	The CEO of the Company was deemed granted an award of PSUs equal to 15% of the Sponsor Earnout Shares during 2020 which award includes the same market vesting conditions as the Sponsor Earnout Shares as noted in Note 12 and described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report. The Company utilized a Monte Carlo simulation to determine the grant date fair value of $2.7 million. The award resulted in an expense of $1.3 million and $0 million for the three months ended March 31, 2021 and 2020, respectively.

The Company granted 3,404,541 new RSUs during the three months ended March 31, 2021, that are subject to service period vesting. The service period vesting requirements range from 3 to 5 years for all outstanding RSUs. The following table summarizes activity of RSUs for the three months ended March 31, 2021 and year ended December 31, 2020:

	Number of RSUs	Weighted-Average Fair Value
Outstanding RSUs at December 31, 2019	-	-
Granted	1,342,570	$9.95
Vested	(1,061,320)	(10.06)
Forfeited	-	-
Outstanding RSUs at December 31, 2020	281,250	$7.13
Granted	3,404,541	7.79
Vested	(25,946)	7.43
Forfeited	(16,151)	7.43
Outstanding RSUs at March 31, 2021	3,643,694	$7.94

The Company granted 1,523,154 new PSUs during the three months ended March 31, 2021, that are subject to vesting based on market-based vesting conditions. The PSUs granted have a dual vesting requirement based on the performance of the Company’s Class A common stock as well as a minimum service period requirement. The Company valued all outstanding PSUs applying an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the PSUs based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. The Company recorded $1.2 million and $0 expense for PSUs for the three months ended March 31, 2021 and 2020. The following table summarizes activity of PSUs for the three months ended March 31, 2021 as there were no PSUs granted for the year ended December 31, 2020:

	Number of PSUs	Weighted-Average Fair Value
Outstanding PSUs at December 31, 2020	-	-
Granted	1,523,154	$5.29
Vested	-	-
Outstanding PSUs at March 31, 2021	1,523,154	$5.29

The fair value of each grant made for three-month period ended March 31, 2021 was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

	Three Months Ended March 31,
	2021	2020 (1)
Current Stock Price	$7.43	-
Expected volatility	65.0%	-
Expected term (in years)	3.5	-
Risk-free interest rate	0.24% - 0.31%	-

(1)	No PSUs were issued for the three-month period ended March 31, 2020.

The Company recognized $6.0 million and $0.1 million in stock-based compensation expense, which is included in selling, general and administrative expenses on the consolidated statements of operations, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2020, the Company had $30.5 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.8 years. The Company received $0 and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, for stock options exercised during each period. The intrinsic value of the options exercised was less than $0.1 million for each of the three months ended March 31, 2021 and March 31, 2020.

The following table summarizes stock option activity of the 2014 Plan for the three months ended March 31, 2021 and year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding stock options at December 31, 2019	8,264,941	$3.09	6.15

Granted	-	-
Exercised	(5,546,222)	3.13
Forfeited or expired	(1,175,557)	3.18
Outstanding stock options at December 31, 2020	1,543,162	$3.05	7.09

Granted	-
Exercised	(3,843)	8.49
Forfeited or expired	(25,896)	3.27
Outstanding stock options at March 31, 2021	1,513,423	$3.03	6.66

The intrinsic value of the outstanding options was $4.9 million and $7.4 million at March 31, 2021 and December 31, 2020, respectively.

14.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, RSUs, PSUs, warrants, Sponsor Earnout Shares, unvested common stock and contingently redeemable preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(12,595)	$(7,217)
Preferred stock dividends	-	(1,495)
Numerator for Basic and Dilutive EPS –Loss available to common stockholders	$(12,595)	$(8,712)

Denominator:
Common stock	75,815,273	34,050,607
Series I and Series J Common Warrants	-	294,590
Denominator for Basic and Dilutive EPS – Weighted-average common stock outstanding	75,815,273	34,345,197

Basic net loss per share	$(0.17)	$(0.25)
Diluted net loss per share	$(0.17)	$(0.25)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	March 31,
	2021	2020
Outstanding convertible Series H preferred stock	-	8,814,825
Outstanding common warrants	12,849,992	851,627
Outstanding options to purchase common stock	1,513,423	7,851,179
Unvested Sponsor Earnout Shares	1,875,000	-
Unvested RSUs	4,402,354	-
Unvested PSUs	1,523,154	-
Unvested common stock – business combination – Note 4	175,353	-
Total anti-dilutive common equivalent shares	22,339,276	17,517,631

15.	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases three separate facilities under non-cancelable operating agreements expiring on December 31, 2021, October 31, 2022 and December 31, 2022, respectively. Rent expense is recognized on the straight-line method over the life of the lease and was approximately $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Rent expense is included in selling, general and administrative expenses on the statements of operations.

The Company also leased telemedicine and office equipment under various non-cancelable operating leases through February 2021. Rent expense under these leases was less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, and included in cost of revenues on the statements of operations.

There was no sublease income for the three months ended March 31, 2021 and 2020. There were no future minimum sublease payments to be received under non-cancelable subleases as of March 31, 2021.

The following reflects the future minimum non-cancelable lease payments required under the above operating leases (in thousands):

Years ending December 31,	Amount
2021	$497
2022 and thereafter	164

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

16.	INCOME TAXES

Income tax expense during interim periods is based on the Company’s estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company’s tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

The Company’s effective tax rate was 2.58% for the three months ended March 31, 2021. The Company’s effective tax rate was (0.01%) for the three months ended March 31, 2020. The income tax expense/(benefit) for the three months ended March 31, 2021 is attributable to U.S. state income tax and discrete release of valuation allowance associated with the acquisition of Access Physicians. The income tax expense/(benefit) for the three months ended March 31, 2020 is attributable to U.S. state income tax.

The realizability of the deferred tax assets, generated primarily from net operating loss carryforwards, is dependent upon future taxable income generated during the periods in which net operating loss carryforwards are available. Management considers projected future taxable income and tax planning strategies, which can be implemented by the Company in making this assessment. Since the history of cumulative losses provides strong evidence that it is unlikely that future taxable income will be generated in the periods net operating losses are available, management has established a valuation allowance equal to the net deferred tax assets.

There are no unrecognized income tax benefits for the three-month periods ended March 31, 2021 and 2020 and the Company does not anticipate any material changes in its unrecognized tax benefits in the next twelve months.

17.	RELATED-PARTY TRANSACTIONS

As discussed in Note 10, Debt, in order to consummate the acquisition of Access Physicians and support the combined business after the transaction, SOC Telemed entered into a related-party subordinated financing with a significant stockholder, SOC Holdings, an affiliate of Warburg Pincus, for $13.5 million.

18.	SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through May 17, 2021, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read together with our condensed consolidated financial statements, including the related notes thereto, included elsewhere in this report. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.

Prior to October 30, 2020, we were known as Healthcare Merger Corp. On October 30, 2020, we completed the Merger Transaction with Legacy SOC Telemed and, for accounting purposes, Healthcare Merger Corp. was deemed to be the acquired entity. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "we," "our," "us," the "Company" or "SOC Telemed" are intended to mean the business and operations of SOC Telemed, Inc. and its consolidated subsidiaries as they currently exist.

Overview

We are the leading provider of acute care telemedicine services and technology to U.S. hospitals and healthcare systems, based on number of customers. We provide technology-enabled clinical solutions, which include acute teleNeurology, telePsychiatry, teleCritical Care (ICU), telePulmonology, teleCardiology, teleInfectious Disease, teleMaternal-Fetal Medicine, teleNephrology, teleEndocrinology and other specialties. We support time-sensitive specialty care when patients are vulnerable and may not otherwise have access. Our solution was developed to support complex workflows in the acute care setting by integrating our cloud-based software platform, Telemed IQ, with a panel of consult coordination experts and a network of clinical specialists to create a seamless, acute care telemedicine solution.

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

Our revenues were $14.8 million for each of the three months ended March 31, 2021 and 2020. We experienced lower core consultation volume during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to the impact of the COVID-19 pandemic on the utilization of our core services. In recent periods, we have seen an improvement in our utilization rates for these services and expect this trend to continue, although it may take several quarters before there is a recovery to pre-COVID-19 levels. We incurred net losses of $12.6 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily due to our investments in growth, transaction costs associated with the Acquisition (as described below), and costs related to transitioning to becoming a public company.

Recent Developments

On March 26, 2021, we completed the acquisition (the “Acquisition”) of Access Physicians Management Services Organization, LLC (“Access Physicians”), a multi-specialty acute care telemedicine provider. Access Physicians currently provides approximately 260 telemedicine programs across 180 facilities in 24 states through its network of over 600 physicians. Since its inception in 2011, Access Physicians has completed approximately two million cumulative encounters. With 27 years of combined telemedicine experience, the Acquisition expands our clinical solutions to include teleCardiology, teleInfectious Disease, teleMaternal-Fetal Medicine, teleNephrology, teleEndocrinology and other specialties to offer a comprehensive acute care telemedicine portfolio to meet the demands of the market and grow our provider breadth and depth.

The Acquisition was effected pursuant to a Membership Interest and Stock Purchase Agreement dated as of March 26, 2021 (the “Purchase Agreement”), by and among us, Access Physicians, HEP AP-B Corp., Health Enterprise Partners III, L.P., the persons listed on Exhibit A thereto (collectively with Health Enterprise Partners III, L.P., the “Sellers”), and AP Seller Rep, LLC, as representative of the Sellers. In connection with the Acquisition, we paid the Sellers approximately $93.3 million in cash and approximately 13.9 million shares of our Class A common stock, of which 0.2 million shares remain subject to certain vesting conditions and will be issued on the first anniversary of the closing. The Purchase Agreement also provides for additional earn-out consideration of $20.0 million that may be paid to the Sellers if certain revenue and performance levels are achieved by Access Physicians in the fiscal year ending December 31, 2021, and additional deferred consideration of approximately $20.0 million that may be paid to the Sellers if the foregoing earn-out consideration is earned and subject to the continued service of certain executives of Access Physicians during the two-year period beginning on the closing date of the Acquisition (subject in each case to earlier acceleration upon the occurrence of certain events). The additional earn-out consideration and deferred consideration are in each case payable in cash or shares of Class A common stock or a combination of cash and shares, at our election. See Note 4 “Business Combinations” to our condensed consolidated financial statements included elsewhere in this report for further information on the Acquisition.

In order to consummate the Acquisition and support the combined business after the transaction, we (i) entered into a Loan and Security Agreement (the “Term Loan Agreement”), by and among us, each of our wholly owned subsidiaries, including the entities acquired pursuant to the Acquisition, the lenders party thereto from time to time and SLR Investment Corp. (“SLR Investment”), as collateral agent, providing for committed and uncommitted senior secured term loan facilities in an aggregate principal amount of up to $125.0 million (collectively, the “Term Loan Facility”), of which we borrowed an aggregate of $85.0 million under two tranches at closing, and (ii) issued an Unsecured Subordinated Promissory Note in an aggregate principal amount of $13.5 million (the “Subordinated Note”) in favor of SOC Holdings LLC, an affiliate of Warburg Pincus, for proceeds at closing of $11.5 million. See Note 10 “Debt” to our condensed consolidated financial statements included elsewhere in this report for further information.

COVID-19 Update

The COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and, as a result, our financial condition and year-to-date results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. However, we have seen improvement in the utilization rates of these solutions in recent periods and expect to return to normal utilization levels in the third quarter of 2021.

The future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, the impact on our customers and our sales cycles, the impact on our marketing efforts, and the effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our and our customers’ operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs, and we expect such impacts on our revenues and costs to continue through the duration of the pandemic. Further, the economic effects of COVID-19 have financially constrained some of our prospective and existing customers’ healthcare spending, offset by the increasing awareness that telemedicine can be a more cost-efficient model for hospitals and health systems to provide access to critical, clinical specialists and mitigate business disruption by assuring continuity of access to those providers. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work-from-home policy for our workforce; suspending employee travel and in-person meetings; modifying our clinician provisioning protocols; and adjusting our supply chain and equipment levels. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and stockholders. The net impact of these dynamics may negatively impact our ability to acquire new customers, complete implementations, and renew contracts with or sell additional solutions to our existing customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the U.S. government, as well as state and local governments in response to the pandemic, and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial positions as well as our customers.

We believe our business is well-positioned to benefit from the trends that are accelerating digital transformation of the health care industry as a result of the COVID-19 pandemic. The COVID-19 pandemic has had a significant impact on the telemedicine market by increasing utilization, awareness and acceptance among patients and providers. In the current environment, telemedicine has been promoted at the highest levels of government as a key tool for on-going healthcare delivery while access to healthcare facilities remains limited due to state-mandated stay-at-home orders and general patient fear of traditional in-person visits. Moreover, with clinicians quarantined or otherwise relegated to their homes due to safety issues, telemedicine has provided a solution for remote providers to continue to care for patients and for hospitals to access additional specialists to augment remaining staff. During the COVID-19 pandemic, the U.S. Congress and the Centers for Medicare and Medicaid Services (“CMS”) have significantly reduced regulatory and reimbursement barriers for telemedicine. As a result, telemedicine spending increased starting in 2020, and we expect this trend to continue after the public health emergency. In addition to Medicare and Medicaid, many states have issued executive orders or permanent legislation removing or reducing the regulatory and reimbursement barriers for telemedicine.

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

Expanding number of consultations on the SOC Telemed platform

Our revenues are generated from consultations performed on our platform. We also realize variable revenue from facilities in connection with the completion of consultations that are in excess of their contracted number of monthly consultations. Accordingly, our consultation fee revenue generally increases as the number of visits increase. Consultation fee revenue is driven primarily by the number of consultations and facility utilization of our network of providers and the contractually negotiated prices of our services. Our success in driving increased utilization within the facilities under contract depends in part on the expansion of service lines with existing customers and the effectiveness of our customer success organization which we deploy on-site and through targeted engagement programs. We believe that increasing our current facility utilization rate is a key objective in order for our customers to realize tangible clinical and financial benefits from our solutions.

Continued investment in growth

We plan to continue investing in our business, including our internally developed Telemed IQ software platform, so we can capitalize on our market opportunity and increasing awareness of the clinical and financial value that can be realized with telemedicine. We intend to grow marketing, customer success and sales expenses to target expansion of our business and to attract new facilities. We expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and expand our digital footprint. We also intend to continue to add headcount to sales, customer success and marketing functions, as well as in general and administrative functions as we scale to meet our reporting, compliance and other obligations as a public company. Although we expect these activities will increase our net losses in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.

Key Performance Measures

We review several key performance measures, discussed below, to evaluate business and results, measure performance, identify trends, formulate plans and make strategic decisions. We believe that the presentation of such metrics is useful to our investors because they are used to measure and model the performance of companies such as ours, with recurring revenue streams.

Number of facilities

We believe that the number of facilities using our platform are indicators of future revenue growth and our progress on our path to long-term profitability because we derive a substantial portion of our revenues from consultation fees under contracts with facilities that provide access to our professional provider network and platform. A facility represents a distinct physical location of a medical care site. The Acquisition of Access Physicians contributed 183 facilities as of March 31, 2021.

	As of March 31,
	2021	2020
Facilities	975	651

Bookings

We believe that new bookings are an indicator of future revenue growth and provide investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. Prior to the Acquisition, we defined bookings as the minimum contractual value for the initial 12 months of a contract as of the contract execution date, which amount included the minimum fixed consultation revenue, upfront implementation fees and technology and support fees, but excluded estimates of variable revenue for utilization in excess of the contracted amounts of consultations. Following the Acquisition, we changed our definition of bookings to reflect the annual recurring revenue from new contracts signed during a given period, which we believe more closely represents the annual revenues expected from those new agreements and creates a single definition for bookings between SOC Telemed and Access Physicians. As now defined, bookings represent the estimated annual recognized revenue for the initial 12 months of a contract as of the contract execution date. The minimum fixed consultation revenue, estimated variable fee revenue, 12 months of amortized upfront implementation fee, and technology and support fees are included in bookings. The minimum fixed consultation fee, variable fee revenue, as well as the technology and support fees are invoiced and recognized as revenues on a monthly basis. The upfront implementation fees are invoiced upon contract signing and accounted for as deferred revenues and amortized over our average customer relationship period. Bookings for the three months ended March 31, 2021, are inclusive of activity from Access Physicians for the full quarter. Bookings attributable to Access Physicians prior to the closing date of the Acquisition were $5.1 million.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Bookings	$8,470	$2,898

Number of implementations

An implementation is the process by which we enable a new service offering at a facility. We determine a new service offering has been enabled when facilities are fully able to access our platform, which typically involves designing the solution, credentialing and privileging physicians, testing and installing telemedicine technologies, and training facility staff. Implementations result in new customers utilizing our services or delivery of new services to existing customers and are an indicator of revenue growth. Implementations for the three months ended March 31, 2021, are inclusive of activity from Access Physicians for the full quarter. Implementations attributable to Access Physicians prior to the closing date of the Acquisition were 38.

	Three Months Ended March 31,
	2021	2020
Implementations	132	78

Number of core consultations

Because our consultation fee revenue generally increases as the number of visits increase, we believe the number of consultations provides investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. We define core consultations as consultations utilizing our core services, including our teleNeurology, telePsychiatry and teleICU solutions. We experienced lower core consultation volume for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to the impact of the COVID-19 pandemic on the utilization of our core services. Core consultations for the three months ended March 31, 2021, include 1,282 core consultations attributable to Access Physicians since the closing date of the Acquisition.

	Three Months Ended March 31,
	2021	2020
Core consultations	32,729	36,347

Components of Results of Operations

Revenues

We enter into contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the customers pay a fixed monthly fee for access to our Telemed IQ software platform and our clinical provider network. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the customer also pays a variable consultation fee for the additional utilization. To facilitate the delivery of the consultation services, facilities use telemedicine equipment, which is either provided and installed by us or procured by the customer from external vendors. Customers of Access Physicians are sold a telemedicine cart with a computer and camera in order to properly facilitate meetings between patients, on-site health professionals, and remote physicians. We also provide the facilities with user training as well as technology and support services, which include monitoring and maintenance of our telemedicine equipment and access to our reporting portal. Prior to the start of a contract, customers make upfront non-refundable payments when contracting for implementation services.

Revenue is driven primarily by the number of facilities, the number of services contracted for by the facilities, the utilization of our services and the contractually negotiated prices of our services.

We recognize revenue using a five-step model:

1)	Identify the contract(s) with a customer;

2)	Identify the performance obligation(s) in the contract;

3)	Determine the transaction price;

4)	Allocate the transaction price to the performance obligations in the contract; and

5)	Recognize revenue when (or as) it satisfies a performance obligation.

Revenues are recognized when we satisfy our performance obligation to provide telemedicine consultation services as requested. These consultations covered by the fixed monthly fee, consultations that incur a variable fee, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, we have determined these represent a series of distinct services provided over a period of time in a single performance obligation. Access Physicians sells telemedicine carts to its customers and satisfaction of this performance obligation occurs upon delivery to the customer when control of the telemedicine cart is transferred. Revenues from telemedicine cart sales is recognized at a point in time, upon delivery. We have assurance-type warranties that do not result in separate performance obligations. Revenues relating to telemedicine cart sales is included within telemedicine revenues on the consolidated statements of operations. Upfront nonrefundable fees do not result in the transfer of promised goods or services to the customer; therefore, we defer this revenue and recognize it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees, which are classified as current and non-current based on when we expect to recognize revenue.

See “— Critical Accounting Policies and Estimates — Revenue Recognition” for a more detailed discussion of our revenue recognition policy.

Cost of Revenues

Cost of revenues primarily consists of fees paid to our physicians, costs incurred in connection with licensing our physicians, equipment leasing, maintenance and depreciation, amortization of capitalized software development costs (internal-use software), and costs related to medical malpractice insurance. Cost of revenues is driven primarily by the number of consultations completed in each period. Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue-generating activities. We will continue to invest additional resources in our platform, providers, and clinical resources to expand the capability of our platform and ensure that customers are realizing the full benefit of our offerings. The level and timing of investment in these areas could affect our cost of revenues in the future.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales, customer success, and marketing staff, including costs of communications materials that are produced to generate greater awareness and utilization among our facilities. Marketing costs also include third-party independent research, trade shows and brand messages, public relations costs and stock-based compensation for our sales and marketing employees. Our sales and marketing expenses exclude any allocation of occupancy expense and depreciation and amortization.

We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales and customer success teams, increase brand awareness, expand market presence and strategically invest to expand our business. We expect to continue to invest in sales and marketing by hiring additional personnel and promoting our brand through a variety of marketing and public relations activities. As we scale our sales and related customer success and sales support personnel in the short- to medium-term, we expect these expenses to increase in both absolute dollars and as a percentage of revenue.

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

General and Administrative

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, legal, information technology infrastructure, and human resources departments. They also include stock-based compensation, all facilities costs including utilities, communications and facilities maintenance, and professional fees (including legal, tax, and accounting). Additionally, during 2020, we incurred significant integration, acquisition, transaction and executive severance costs in connection with the Merger Transaction, including incremental expenses such as advisory, legal, accounting, valuation, and other professional or consulting fees, as well as other related incremental executive severance costs. During 2021, we incurred significant integration, acquisition, and transaction costs in connection with the Acquisition. We expect to incur additional general and administrative expenses due to the additional legal, accounting, insurance, investor relations and other costs as a result of operating as a public company, as well as other costs associated with continuing to grow our business.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs (internal-use software) and amortization of acquisition-related intangible assets.

Gain on Contingent Shares Issuance Liabilities

Gain on contingent shares issuance liabilities consists of the change in the fair value of (1) 1,875,000 shares of our Class A common stock held by HCMC’s sponsor and subsequently distributed to its permitted transferees which were modified and became subject to forfeiture in connection with the closing of the Merger Transaction, and (2) 350,000 private placement warrants granted to HCMC’s sponsor and subsequently distributed to its permitted transferees as part of the Merger Transaction. The contingent shares issuance liabilities are revalued at their fair value every reporting period. See Notes 6 and 12 to our condensed consolidated financial statements included elsewhere in this report for further information.

Loss on Puttable Option Liabilities

Loss on puttable option liabilities consists of changes in the fair value of puttable option liabilities. These puttable options are no longer outstanding as they were exercised as part of the Merger Transaction on October 30, 2020.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our Term Loan Facility and the Subordinated Note.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our consolidated statements of operations data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statement of Operations data:
Revenues	$14,821	$14,807
Cost of revenues	9,767	10,713
Operating expenses
Selling, general and administrative	21,261	8,521
Total costs and expenses	31,028	19,234
Loss from operations	(16,207)	(4,427)
Gain on contingent shares issuance liabilities	3,452	—
Loss on puttable option liabilities	—	(9)
Interest expense	(174)	(2,780)
Loss before income taxes	(12,929)	(7,216)
Income tax benefit (expense)	334	(1)
Net loss	$(12,595)	$(7,217)

Revenues

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$14,821	$14,807	$14	0%

Revenues were consistent for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. There was a decrease in physician fees primarily driven by a decline in core consultation volume, offset by revenue from new implementations and incremental revenue from the Acquisition.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenues	$9,767	$10,713	$(946)	(9)%
Gross margin	34%	28%

Cost of revenues decreased by $0.9 million, or 9%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This decrease was primarily driven by a decrease in the volume of core consultations and a decrease in our scheduled hours over the same period due to a reduced demand of our services because of the COVID-19 pandemic.

Gross margin was 34% for the three months ended March 31, 2021, compared to 28% for the three months ended March 31, 2020. Despite the impact to revenue from the decrease in core consultation volume in the 2021 period due to a reduced demand of our services because of the COVID-19 pandemic, we were able to partially offset margin pressure as discussed above.

Selling, General and Administrative Expenses

	Years Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$21,261	$8,521	$12,740	150%
Sales and marketing	2,590	1,539	1,051	68%
Research and development	528	286	242	85%
Operations	2,514	2,094	420	20%
General and administrative	15,629	4,602	11,027	240%
	$21,261	$8,521	$12,740	150%

Sales and marketing expenses increased by $1.1 million, or 68%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased by $0.2 million, or 85%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as we continue to invest in product development.

Operations expenses increased by $0.4 million, or 20%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase is due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased by $11.0 million, or 240%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a $5.8 million increase in stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction, and $3.8 million in integration, acquisition and transaction costs in connection with the Acquisition.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Stock-Based Compensation	Depreciation and Amortization	Integration Costs(1)	Stock-Based Compensation	Depreciation and Amortization	Integration Costs(1)
	(dollars in thousands)
Sales and marketing	$270	$—	$—	$6	$—	$—
Research and development	94	—	—	8	—	—
Operations	131	—	—	13	—	—
General and administrative	5,363	394	4,137	72	398	373
Total	$5,858	$394	$4,137	$99	$398	$373

(1)	Represents integration, acquisition, transaction and executive severance costs.

Loss from Operations

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss from operations	$16,207	$4,427	$11,780	266%

Loss from operations increased by $11.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in loss from operations was due to an increase in selling, general and administrative expenses primarily due to stock-based compensation and transaction costs in connection with the Acquisition.

Gain on Contingent Shares Issuance Liabilities

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$3,452	$—	$3,452	*

*	Percentage not meaningful

Gain on contingent shares issuance liabilities was $3.5 million for the three months ended March 31, 2021, due to the re-measurement of the fair value of contingent shares issuance liabilities subsequent to the Merger Transaction.

Loss on Puttable Option Liabilities

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss on puttable option liabilities	$—	$9	$(9)	*

*	Percentage not meaningful

Loss on puttable option liabilities decreased to $0 for the three months ended March 31, 2021, because the puttable options ceased to be outstanding upon their exercise in connection with the closing of the Merger Transaction in the fourth quarter of 2020.

Interest Expense

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$174	$2,780	$2,606	94%

Interest expense decreased by $2.6 million, or 94%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the payoff of then-outstanding debt at the closing of the Merger Transaction in the fourth quarter of 2020.

Income Tax Benefit (Expense)

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$334	$(1)	$335	*

*	Percentage not meaningful

Income tax expense decreased by $0.3 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 related to the Acquisition.

Net Loss

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$12,595	$7,217	$5,378	75%

Net loss increased by $5.4 million, or 75%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The change in net loss was due to the increase in the loss from operations as described above, a gain on contingent shares issuance liabilities, a decrease in the interest expense related to the payoff of our term loan facility with CRG Servicing LLC in connection with the closing of the Merger Transaction, and a tax benefit related to the Acquisition.

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Adjusted gross profit	$6,280	$5,010
Adjusted gross margin	42%	34%
Adjusted EBITDA	$(4,551)	$(2,665)

However, our use of the terms adjusted gross profit, adjusted gross margin and adjusted EBITDA may vary from that of others in our industry. Adjusted gross profit, adjusted gross margin and adjusted EBITDA should not be considered as an alternative to gross profit, net loss, net loss per share or any other performance measures derived in accordance with GAAP as measures of performance. Adjusted gross profit, adjusted gross margin and adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

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

We compensate for these limitations by using these non-GAAP financial measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include gross profit, net loss, net loss per share and other performance measures. In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation of our non-GAAP financial measures. Our presentation of non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. When evaluating our performance, you should consider these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable GAAP measures set forth in the reconciliation tables below and our other GAAP results.

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

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$14,821	$14,807	$14	0%
Cost of revenues	9,767	10,713	(946)	(9)%
Gross profit	5,054	4,094	960	23%
Add:
Depreciation and amortization	1,222	892	330	37%
Equipment leasing costs	4	24	(20)	(83)%
Adjusted gross profit	$6,280	$5,010	1,270	25%
Adjusted gross margin (as a percentage of revenues)	42%	34%

Adjusted gross profit increased by $1.3 million, or 25%, for the three months ended March 31, 2021, compared to three months ended March 31, 2020. This decrease was primarily due to a decrease in physician fees as a result of lower volume of core consultations over the same periods, primarily due to the impact of the COVID-19 pandemic.

Adjusted EBITDA

We believe that adjusted EBITDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization (including internal-use software), stock-based compensation, gain on contingent shares issuance liabilities, loss on puttable option liabilities, and integration, acquisition, transaction and executive severance costs. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. The following table reconciles net loss to adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$(12,595)	$(7,217)	$(5,378)	75%
Add:
Interest expense	174	2,780	(2,606)	(94)%
Income tax (benefit) expense	(334)	1	(335)	*
Depreciation and amortization	1,661	1,290	371	29%
Stock-based compensation	5,858	99	5,759	*
Gain on contingent shares issuance liabilities	(3,452)	—	(3,452)	*
Loss on puttable option liabilities	—	9	(9)	(100)%
Integration, acquisition, transaction, and executive severance costs	4,137	373	3,764	*
Adjusted EBITDA	$(4,551)	$(2,665)	$(1,886)	71%

*	Percentage not meaningful

Adjusted EBITDA decreased by $1.9 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This change is mainly driven by revenues remaining consistent over the same period, primarily due to a decrease in physician fees as a result of lower volume of core consultations in the 2021 period resulting from reduced demand for our services because of the COVID-19 pandemic, offset by revenues from new implementations and incremental revenues from the Acquisition, and an increase in selling and marketing expenses as we continued to make focused investments in marketing to drive brand awareness, an increase in general and administrative expenses primarily due to stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction, a gain on contingent shares issuance liabilities recognized in connection with the closing of the Merger Transaction and an increase in integration, acquisition, transaction and executive severance costs incurred in connection with the closing of the Merger Transaction and integration, acquisition and transaction costs incurred in connection with the closing of the Acquisition.

Liquidity and Capital Resources

As of March 31, 2021, our principal source of liquidity was cash and cash equivalents of $32.5 million. We believe that our cash and cash equivalents as of March 31, 2021, together with our expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect our principal sources of liquidity will continue to be our cash and cash equivalents and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.

Indebtedness

Term Loan Facility

On March 26, 2021, the Company entered into the Term Loan Agreement with SLR Investment, as collateral agent on behalf of the individual lenders, that committed to provide a Term Loan Facility of up to $100.0 million. Under the Term Loan Facility, $85.0 million was immediately available and borrowed on March 26, 2021, in two tranches consisting of $75.0 million (“Term A1 Loan”) and $10.0 million (“Term A2 Loan” and, together with the Term A1 Loan, the “Term A Loans”) to finance a portion of the closing cash consideration for the Acquisition. The remaining $15 million will be made available subject to the terms and conditions of the Term Loan Agreement in two tranches as follows: (i) $2.5 million ($12.5 million if the Term A2 Loan is earlier prepaid) to be drawn by June 20, 2022 (“Term B Loan”), subject to no event of default as defined in the Term Loan Agreement and the Company achieving the net revenue milestone of at least $55.0 million on a trailing six-month basis by June 20, 2022; and (ii) $12.5 million to be drawn by December 20, 2022 (“Term C Loan”), subject to no event of default as defined in the Term Loan Agreement and the Company achieving the net revenue milestone of at least $65.0 million on a trailing six-month basis by December 20, 2022. The Term Loan Facility also provides for an uncommitted term loan in the principal amount of up to $25.0 million (“Term D Loan” and, collectively with the Term A Loans, the Term B Loan and the Term C Loan, the “Term Loans”), which availability is subject to the sole and absolute discretionary approval of the lenders and the satisfaction of certain terms and conditions in the Term Loan Agreement.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to 7.47% plus the greater of (a) 0.13% and (b) LIBOR (the “Applicable Rate”), payable monthly in arrears beginning on May 1, 2021. Until May 1, 2024, the Company will pay only interest monthly. However, the Term Loan Agreement has an interest-only extension clause which offers the Company the option to extend the interest-only period for six months until November 1, 2024, after having achieved two conditions: (i) a minimum of six months of positive EBITDA prior to January 31, 2024; and (ii) being in compliance with the following net revenue financial covenant. In either case, the maturity date for each Term Loan is April 1, 2026.

The Term Loan Agreement includes two financial covenants requiring (i) the maintenance of minimum liquidity level of at least $5.0 million at all times; and (ii) minimum net revenues measured quarterly on a trailing twelve-month basis of at least $81.8 million on March 31, 2022, $88.2 million on June 30, 2022, $94.5 million on September 30, 2022, $100.9 million on December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. The Term Loan Agreement also contains customary affirmative and negative covenants which, in certain circumstances, would limit the Company’s ability to engage in mergers or acquisitions and dispose of any of its subsidiaries.

The Term Loan Facility is guaranteed by all of the Company’s wholly owned subsidiaries, including the entities acquired pursuant to the Acquisition, subject to customary exceptions. The Term Loan Facility is secured by first priority security interests in substantially all of the Company’s assets, subject to permitted liens and other customary exceptions.

Subordinated Note

On March 26, 2021, the Company issued the Subordinated Note in an aggregate principal amount of $13.5 million in favor of SOC Holdings LLC, an affiliate of Warburg Pincus, for proceeds at closing of $11.5 million, which proceeds were used to finance a portion of the closing cash consideration for the Acquisition. The unpaid balance of the Subordinated Note accrues interest at an escalating rate per annum initially equal to 7.47% plus the Applicable Rate under the Term Loan Facility, increasing to 10.87% plus the Applicable Rate on September 30, 2021, and then an additional 2.00% each year thereafter, and will be added to the principal amount of the Subordinated Note on a monthly basis. The maturity date of the Subordinated Note is the earliest to occur of September 28, 2026, and the occurrence of a change of control. The Subordinated Note is fully subordinated to the Term Loan Facility and may only be repaid in accordance with the terms of the Term Loan Agreement. The Subordinated Note further provides that we are obligated to repay a portion of the principal amount outstanding under the Term Loan Facility and the balance of the Subordinated Note from the proceeds of any offering by us of our equity securities.

See Note 10 in our condensed consolidated financial statements included elsewhere in this report for further information.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,890)	$(3,946)
Investing activities	(93,051)	(1,988)
Financing activities	94,719	7,268
Net increase in cash, cash equivalents and restricted cash	$(6,222)	$1,334

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $7.9 million, consisting primarily of a net loss of $12.6 million, offset by a change in working capital of $0.9 million and non-cash charges of $3.8 million. The changes in working capital were primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities due to timing of payments. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense, provision for accounts receivable allowances, and non-cash interest expense.

Net cash used in operating activities for the three months ended March 31, 2020, was $3.9 million, consisting primarily of a net loss of $7.2 million, offset by a change in working capital of $0.8 million and net non-cash charges of $2.5 million. The changes in working capital were primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, provision for accounts receivable allowances, and non-cash interest expense offset by a gain on the changes in fair value of contingent consideration.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2021, was $93.1 million, consisting of $91.5 million in net cash paid in connection with the Acquisition, $1.1 million in capitalized software development costs, and $0.5 million in purchases of property and equipment.

Net cash used in investing activities in the three months ended March 31, 2020, was $2.0 million, consisting of $1.1 million in capitalized labor and $0.9 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021, was $94.7 million, consisting of net proceeds from borrowings under the Term Loan Facility and proceeds from the Subordinated Note issued in connection with the Acquisition.

Net cash provided by financing activities in the three months ended March 31, 2020, was $7.3 million, consisting primarily of net proceeds from the issuance of contingently redeemable preferred stock.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” of our condensed consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

Our revenues are generated from service contracts with customer hospitals or physician practice groups. Revenues are recognized when we satisfy our performance obligation to provide telemedicine consultation services as requested. These consultations covered by the fixed monthly fee, consultations that incur a variable fee, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, we have determined these represent a series of distinct services provided over a period of time in a single performance obligation. Upfront nonrefundable fees do not result in the transfer of promised goods or services to the customer; therefore, we defer this revenue and recognize it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees, which are classified as current and non-current based on when we expect to recognize revenue.

Business Combinations

We apply the acquisition method of accounting for business acquisitions. The results of operations of the businesses acquired by us are included as of the respective acquisition date. We allocate the fair value of purchase consideration to the assets acquired and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the value of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the fair value of acquired intangible assets. We may adjust the preliminary purchase price allocation, as necessary, for up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants and members of the Board. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and directors.

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

Expected term — We determined and continue to determine the expected term based on the average period the stock options are expected to remain outstanding using the simplified method, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

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

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Three Months Ended March 31,
	2021 (1)	2020 (2)
Expected dividend	-	0.0%
Weighted average volatility	-	55.0%
Expected term	-	5 – 10 years
Risk-free interest rate	-	1.98% – 2.64%

(1)	No new grants were issued in the first quarter of 2021.

(2)	No new grants were issued in the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

We valued all outstanding performance stock units (“PSUs”) applying an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the PSUs based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial.

The fair value of each grant made for the three-month period ended March 31, 2021 was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

	Three Months Ended March 31,
	2021	2020 (1)
Current stock price	$7.43	-
Expected volatility	65.0%	-
Expected term (in years)	3.5	-
Risk-free interest rate	0.24% - 0.31%	-

(1)	No PSUs were issued for the three-month period ended March 31, 2020.

Contingent Shares Issuance Liabilities and Puttable Option Liabilities

We recognize derivatives as either an asset or liability measured at fair value in accordance with ASC 815, Derivatives and Hedging. The puttable options were our derivative financial instruments and were recorded in the consolidated balance sheets at fair value. We do not enter into derivative transactions for speculative or trading purposes. Contingent shares issuance liabilities reflect our liability to provide a variable number of shares to HCMC’s sponsor and its permitted transferees if certain publicly traded stock prices are met at various points in time. The liability was recorded at fair value at the date of the Merger Transaction and is revalued at each reporting period using a Monte Carlo simulation that factors in the current price of our Class A common stock, the estimated likelihood of a change in control, and the vesting criteria of the award.

Impairment of Goodwill and Long-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on December 31 or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. We compare the estimated fair value of a reporting unit to its book value, including goodwill. If the fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the book value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Our annual goodwill impairment test resulted in no impairment charges in any of the periods presented in the consolidated financial statements.

Intangible assets resulted from business acquisitions and include hospital contract relationships, non-compete agreements, and trade names. Hospital contract relationships are amortized over a period of 6 to 17 years, non-compete agreements are amortized over a period of 4 to 5 years, and trade names are amortized over a period of 2 to 5 years. All intangible assets are amortized using the straight-line method.

Long-lived assets (property and equipment and capitalized software costs) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, we evaluate the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses through December 31, 2020.

Recently Adopted Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements — Accounting pronouncements issued but not yet adopted” in Note 2 to our condensed consolidated financial statements included elsewhere in this report for more information.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $30.4 million and $38.8 million as of March 31, 2021, and December 31, 2020, respectively. Our cash is held in non-interest-bearing accounts at high-credit quality financial institutions and is not subject to interest rate risk. At times, such amounts may exceed federally insured limits.

As of March 31, 2021, we had $98.5 million in variable rate debt outstanding. The maturity date for each Term Loan comprising the Term Loan Facility is April 1, 2026, and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to 7.47% plus the greater of LIBOR and 0.13% (the “Applicable Rate”). The unpaid balance of the Subordinated Note accrues interest at an escalating rate per annum initially equal to 7.47% plus the Applicable Rate under the Term Loan Facility, increasing to 10.87% plus the Applicable Rate on September 30, 2021, and then an additional 2.00% each year thereafter, and will be added to the principal amount of the Subordinated Note on a monthly basis. The maturity date of the Subordinated Note is the earliest to occur of September 28, 2026, and the occurrence of a change of control. An immediate 100 basis point change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, because of the material weaknesses in our internal control over financial reporting described below.

We completed the Acquisition on March 26, 2021, and have not yet included Access Physicians in our assessment of the effectiveness of our internal control over financial reporting. We are currently integrating Access Physicians into our operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Access Physicians. See Note 4 “Business Combinations” to our condensed consolidated financial statements included elsewhere in this report for further information on the Acquisition.

Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our condensed consolidated financial statements in this report present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

We continue to have material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified a material weakness in its internal control over financial reporting related to the design of its control environment. In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weakness) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that, as of December 31, 2020, our internal control over financial reporting was ineffective due to the following material weaknesses:

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

The material weakness related to the control environment did not result in material misstatements of the consolidated financial statements. These IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a second material weakness. Additionally, each of the above material weaknesses could result in a misstatement of the Company’s account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the Merger Transaction and in connection with the integration of Access Physicians into our overall internal processes. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial position, results of operations or cash flows. Information with respect to this Part II, Item 1 may be found under the heading “Contingencies” in Note 15 to the condensed consolidated financial statements in this report, which information is incorporated into this Part II, Item 1 by reference.

Item 1A.	Risk Factors.

Our business and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline.

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

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of the telemedicine market, which could create additional price pressure. In light of these factors, even if our solutions are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing our solutions. If we are unable to compete successfully in the telemedicine industry, our business, financial condition and results of operations will be harmed.

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

The market for telemedicine services and related technology is in the early stages of development and characterized by rapid change. As telemedicine specialty consultation workflows and related business drivers continue to evolve, the level of demand for and market utilization of our telemedicine services and platform remain subject to a high degree of uncertainty. Our success will depend to a substantial extent on the willingness of healthcare organizations to use, and to increase the frequency and extent of their utilization of, our solutions and our ability to demonstrate the value of telemedicine to healthcare providers. If healthcare organizations do not recognize or acknowledge the benefits of our telemedicine services or software platform or if we are unable to reduce healthcare costs or generate positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns about our solutions or the telemedicine market as a whole could limit market acceptance of our solutions. If our customers do not perceive the benefits of our solutions, then our market may not develop at all, or it may develop more slowly than we expect. Achieving and maintaining market acceptance of our solutions could be negatively affected by many factors, including:

●	the popularity, pricing and timing of telemedicine consultation services being launched and distributed by us and our competitors;

●	general economic conditions, particularly economic conditions adversely affecting discretionary and reimbursable healthcare spending;

●	federal and state policy initiatives impacting the need for and pricing of telemedicine services;

●	changes in customer needs and preferences;

●	the development of specialty care practice standards or industry norms applicable to telemedicine consultation services;

●	the availability of other forms of medical and telemedicine assistance;

●	the lack of additional evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;

●	perceived risks associated with the use of our solutions or similar products or technologies generally; and

●	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In addition, our solutions may be perceived by our customers or potential customers to be more complicated or less effective than traditional approaches, and our customers and potential customers may be unwilling to change their current healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our solutions until there is sufficient evidence to convince them to alter their current approach. Any of these factors could adversely affect the demand for and market utilization of our solutions, which would harm our business.

We have a history of losses and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $12.6 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of approximately $248.8 million as of March 31, 2021. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards enhancing our services and platform, growing our business and operating as a public company and as we continue to invest in increasing our hospital and healthcare system customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, revenue from sales of our telemedicine consultation services, and the incurrence of indebtedness. Our cash flow from operations was negative for the three months ended March 31, 2021 and 2020, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to address these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our Class A common stock.

The developing and rapidly evolving nature of our business and the markets in which we operate may make it difficult to evaluate our business.

We have been creating offerings for the developing and rapidly evolving market for telemedicine services since the founding of our business in 2004. Our initial focus was on our teleNeurology services and we have since expanded our services to include other specialties and offerings. For example, we have started offering our Telemed IQ telemedicine software platform to hospitals and healthcare systems independent of the utilization of our provider network, and our sales team has less experience marketing this service. Accordingly, we have a relatively limited operating history with our current solutions and business model, which makes it difficult to evaluate our business and prospects. In particular, because we depend in part on market acceptance of our newer services, including our Telemed IQ software platform, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include those frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining customers, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. If we have difficulty launching new solutions, our reputation and our business may be harmed. Additional risks include our ability to effectively manage growth and process, cross-license and privilege physicians, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our business, financial condition and results of operations could differ materially from our expectations and our business could suffer.

Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. In addition, a significant percentage of our revenues is based upon variable fee provisions in our customer service contracts for additional utilization of our consultation services. Those variable consultation fees fluctuate based on the degree to which customers are utilizing our services exceed the contracted amounts, which is difficult to predict in advance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●	the addition or loss of large hospital and healthcare system customers, including through acquisitions or consolidations of such customers;

●	seasonal and other variations in the timing of our sales and implementation cycles, especially in the case of our large customers;

●	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our customers;

●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare system customers or strategic partners;

●	hospital and healthcare system customer renewal rates and the timing and terms of such renewals;

●	the mix of services sold and utilization volume of our services during a period;

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

●	technical difficulties or interruptions in our services;

●	breaches of information security or privacy;

●	our ability to hire and retain qualified personnel, including cross-licensing and privileging our physician network;

●	changes in the structure of healthcare provider and payment systems;

●	changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

●	the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;

●	the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the actions taken to contain or address its impact, including the availability, adoption and effectiveness of a vaccine, and their impact on economic, industry and market conditions, customer spending budgets and our ability to conduct business;

●	political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and

●	changes in business or macroeconomic conditions.

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

The outbreak of COVID-19 has caused many governments to implement quarantines, shelter-in-place orders and significant restrictions on travel, and to instruct individuals to avoid crowds, which has led to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours and the healthcare system generally. Although there are vaccines that have been approved and are in the early stages of distribution, it cannot be predicted how long it will take before a sufficient percentage of the United States’ population is vaccinated to return to normal conditions. Additionally, new and potentially more contagious variants of COVID-19 have been identified, which could further amplify the impact of the pandemic. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending and has and may continue to adversely impact demand for and utilization of our services if healthcare providers continue to prioritize treatment of COVID-19-related illnesses and patients are unable or unwilling to visit health care providers. The economic downturn and other adverse impacts resulting from COVID-19 or other similar epidemics or adverse public health developments may further negatively impact the utilization rates of our services by our customers and our ability to attract new customers and may increase the likelihood of customers not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements. In addition, the operations of several of our third-party service providers have been negatively impacted by the COVID-19 pandemic. As a result of the COVID-19 pandemic or other similar epidemics or adverse public health developments, our operations, and those of our providers, have experienced, and may in the future continue to experience, delays or disruptions, such as temporary suspension of operations. In particular, the COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and, as a result, our financial condition and annual results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. While the utilization levels of these solutions have substantially rebounded in the subsequent months, they have not completely recovered and there can be no assurances that the utilization rates of our solutions will return to prior period levels in the foreseeable future. Our business, financial condition and results of operations may continue to be adversely impacted in the event that the economic downturn or measures undertaken to contain the spread of COVID-19 continue for a long period of time. In addition, as a result of the COVID-19 pandemic or other similar epidemics or adverse public health developments, we may be impacted by employee illness, shutdowns and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our services, our customers may decide to terminate their contracts or we may be subject to other contractual penalties. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts. The extent to which COVID-19 pandemic-related business disruption and economic uncertainty affects our results will depend on future developments, which are highly uncertain. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this “Risk Factors” section.

Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The sales cycle for our solutions from initial contact with a potential lead to contract execution and implementation varies widely by customer. Some of our customers undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique telemedicine service needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and potential benefits of our solutions. Moreover, our large hospital and healthcare system customers often begin to deploy our solutions on a limited basis, but nevertheless demand extensive configuration, integration services and pricing concessions, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our solution widely enough across their organization to justify our substantial upfront investment. It is possible that in the future we may experience even longer sales cycles, more complex customer needs, higher upfront sales costs and less predictability in completing some of our sales, including as a result of the COVID-19 pandemic, as we continue to expand our direct sales force, expand into new territories and market additional solutions and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our business could be harmed.

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

Current or future economic uncertainties or prolonged downturns, including those caused by the ongoing COVID-19 pandemic, could harm our business. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, social unrest, warfare and terrorist attacks, could cause a decrease in funds available to our customers and potential customers and negatively affect the growth rate of our business.

These economic conditions may make it difficult for our customers and us to forecast and plan future budgetary decisions or business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our customers may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

To the extent our solutions are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology and telemedicine spending. Also, customers may choose to develop in-house software as an alternative to using our Telemed IQ platform. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in the healthcare industry may result in reduced overall spending on our solutions.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within the healthcare industry, or the effect of political changes. If the economic conditions of the general economy or the healthcare industry do not improve, or worsen from present levels, our business could be harmed.

If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from us, our business may be harmed.

We expect to derive a significant portion of our revenues from renewal of existing customer contracts and sales of additional services to existing customers. Factors that may affect our ability to sell additional solutions and services include, but are not limited to, the following:

●	the price, performance and functionality of our solutions;

●	the availability, price, performance and functionality of competing solutions;

●	our ability to develop and sell complementary solutions and services;

●	the stability, performance and security of our Telemed IQ software platform;

●	changes in healthcare laws, regulations or trends; and

●	the business environment and strategic priorities of our customers.

We typically enter into multi-year contracts with our customers. These contracts generally have stated initial terms between one to three years. Most of our customers have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new solutions and services from us, our revenues may decline, or our future revenue growth may be constrained.

Our telemedicine business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

Our success is dependent upon our continued ability to maintain a network of established, board-certified physicians and other provider specialists. Fulfilling our clinical and customer service obligations requires a robust supply of specialist physicians who must be licensed across many states and privileged at a large number of our customer hospitals. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would harm our business and ability to grow and would adversely affect our results of operations. In any particular market, these providers could demand higher payments or take other actions that could result in higher costs, less attractive service for our customers or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with these providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our customer base, higher costs, healthcare provider network disruptions, less attractive service for our customers and/or difficulty in meeting regulatory or accreditation requirements, any of which could harm our business.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in most states, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we contract for provider services through administrative support services agreements with nine 100% physician-owned, independent professional corporations in California, Georgia, Kansas, New Jersey and Texas which employ or contract with physicians for the clinical and professional services provided to our customers. We do not own these physician organizations; instead, the physician organizations are owned by physicians licensed in their respective states. Although we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with any of these physician organizations, or among these physician organizations and their contracted physicians, whether resulting from a dispute among the parties, a change in government regulation or the loss of these affiliations, could impair our ability to provide services to our customers and harm our business. Further, any scrutiny, investigation or litigation with regard to our arrangement with these professional corporations could also harm our business.

We depend on a limited number of third-party suppliers for our telemedicine equipment, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We rely on a limited number of third-party suppliers to manufacture and transport our telemedicine carts and equipment. For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. Increases in our providing telemedicine equipment to customers, whether forecasted or unanticipated, could strain the ability of our suppliers to deliver an increased supply of components in a manner that meets these various requirements. Further, in the event of a component shortage or supply interruption from suppliers of these components, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. Quality or performance failures of the components or changes in the suppliers’ financial or business condition could also disrupt our ability to supply telemedicine equipment to our customers and thereby harm our business.

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

Any failure to offer high-quality technical support services may harm our relationships with our customers and our financial results.

Our customers depend on our support organization to resolve any technical issues relating to our services. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business.

We offer technical support services with our solutions and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our results of operations.

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

To date, we have derived a substantial majority of our revenues from sales of our telemedicine consultation services, and our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new solutions in a timely manner. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solutions, particularly the features, functionality and performance of our Telemed IQ software platform. If existing customers are not willing to make additional payments for such new solutions, or if new customers do not value such new solutions or enhancements, it could harm our business. If we are unable to predict customer and user preferences or if our industry changes, or if we are unable to enhance or modify our solutions on a timely basis, we may lose customers. In addition, our results of operations would suffer if our innovations are not responsive to the needs of our, appropriately timed with market opportunity or effectively brought to market. Delays in launching new solutions may open windows of opportunity for new and existing competitors to erode our market share and may negatively impact our revenues and profitability.

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

In addition, if we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees or contractors;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

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

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements, all of which could harm our business. A key aspect to managing our growth is our ability to scale our capabilities, including in response to unexpected shifts in demand for telemedicine, such as during the COVID-19 pandemic. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of board-certified physicians, sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular physicians and software engineers, may be constrained.

Our growth depends on the acceptance of our solutions as a suitable supplement to traditional healthcare delivery systems and on our ability to overcome operational challenges. Our business model and solutions could lose their viability as a supplement to traditional healthcare delivery systems due to customer dissatisfaction or new alternative solutions. If we are unable to address the needs of our customers, or our customers are dissatisfied with the quality of our solutions, our customers may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality solutions. Additionally, we may not be able to expand and upgrade our systems and infrastructure to accommodate future growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new solutions and services. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain customers.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

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

To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as physician groups, integrated delivery networks and government contractors. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in causing third parties to favor their products or services over our solutions. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our solutions. Further, some of our partners are or may become competitive with certain of our solutions and may elect to no longer integrate with our platform. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired, and our results of operations may suffer. Even if we are successful, we cannot ensure that these relationships will result in increased customer usage of our applications or increased revenue.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The principal assumptions relating to our market opportunity include all hospitals in the United States adopting outsourced clinical resources via telemedicine and that we can successfully add specialties to our solutions beyond those currently offered today. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing solutions. If these assumptions prove inaccurate, our business could be harmed.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which may adversely affect the market price of our Class A common stock.

We have experienced significant growth in recent years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenues from existing customers, to complete sales to potential future customers, to expand our customer base, and to develop new solutions and services. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenues or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our customer base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing customers may be slower to adopt our services than we currently anticipate, which could harm our business and growth prospects and adversely affect the market price of our Class A common stock.

We have been and may in the future become subject to litigation, which could be costly and time-consuming to defend.

We have been and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. Resolution of some of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business and stock price. For example, fines or assessments could be levied against us under domestic or foreign data privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the General Data Protection Regulation (“GDPR”), or the California Consumer Privacy Act of 2018 (“CCPA”)) or under authority of privacy enforcing governmental entities (such as the Federal Trade Commission (“FTC”), or the U.S. Department of Health and Human Services (“HHS”)) or as a result of private actions, such as class actions based on data breaches or based on private rights of action (such as that contained in the CCPA). Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely affect our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely affect our ability to attract directors and officers. In addition, such litigation could result in increased scrutiny by government authorities having authority over our business, such as the FTC, the HHS, Office for Civil Rights (“OCR”), and state attorneys general.

We may become subject to medical liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could harm our business.

Our business entails the risk of medical liability claims against us and our affiliated professional entities. We and our affiliated professional entities have in the past and may in the future be subject to medical liability claims and, if these claims are successful, substantial damage awards. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases, the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain customers. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources, including incurring additional indebtedness under the Term Loan Facility. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our Term Loan Agreement contains certain restrictions that may limit our ability to operate our business.

In connection with the Acquisition, we entered into the Term Loan Agreement with SLR Investment. The terms of the Term Loan Agreement and the related collateral documents contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. The Term Loan Facility requires us to satisfy a specified minimum liquidity level of at least $5.0 million at all times and to achieve certain minimum net revenue thresholds measured quarterly on a trailing twelve-month basis from March 31, 2022, through December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. Our ability to meet these and other financial covenants can be affected by events beyond our control, including as a result of the economic downturn caused by the COVID-19 pandemic, and we may not be able to continue to meet these covenants. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in these agreements and/or the related collateral documents would result in an event of default under such agreements. Upon the occurrence of an event of default, SLR Investment, as collateral agent for the lenders, could elect to declare all amounts outstanding, if any, under the Term Loan Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SLR Investment, as collateral agent for the lenders, could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under the loan documents. If SLR Investment, as collateral agent for the lenders, accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

Our substantial indebtedness following the Acquisition could harm our business and growth prospects.

In connection with the Acquisition, we funded the cash portion of the purchase price with $96.5 million in proceeds from the $100.0 million Term Loan Facility and the $13.5 million Subordinated Note issued to SOC Holdings LLC, an affiliate of Warburg Pincus. Our substantial indebtedness as a result of these borrowings, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We are also obligated to repay a portion of the principal amount outstanding under the Term Loan Facility and the balance of the Subordinated Note from the proceeds of any offering by us of our equity securities. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our debt agreements could have important consequences to us, including limiting funds otherwise available for financing our operations, capital expenditures, selling and marketing efforts, development of new solutions, future business opportunities and other purposes by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business, among other things; making us more vulnerable to rising interest rates, as borrowings under the Term Loan Facility and the Subordinated Note bear variable rates of interest; and making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, tax laws, including the disallowance or deferral of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and harm our business. Further, the Term Loan Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified a material weakness in its internal control over financial reporting related to the design of its control environment. In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weakness) in our internal control over financial reporting and, as a result, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020. See “Controls and Procedures” under Part I, Item 4 of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Consistent with our prior disclosures, we determined that we had a material weakness related to the design of our control environment because we did not (i) maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements; (ii) maintain sufficient evidence of formal procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, nor were monitoring controls evidenced at a sufficient level to provide the appropriate level of oversight of activities related to our internal control over financial reporting; and (iii) design and maintain effective controls over segregation of duties with respect to creating and posting manual journal entries.

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

The material weakness related to the control environment resulted in adjustments to liability, equity, and changes in fair value related to private placement warrants, the accrual of certain compensation-related costs, and other items related to the consummation of the Merger Transaction. The IT deficiencies did not result in a material misstatement to our consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a second material weakness. Additionally, each of the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls in addition to those discussed in the section entitled “Controls and Procedures” under Part I, Item 4 of this report. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

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

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm to us, which could, in turn, harm our customer base and our business.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting customer or investor confidence. Customers may curtail their use of or stop using our services or our customer base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of customer and patient information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle customer and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of such information on our behalf by our subcontractors.

We also publish statements to our customers that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We have specific requirements to protect the privacy and security of personal health information we collect from or on behalf of our customers.

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

If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers.

We offer revenue cycle management services to our customers that include the preparation and submission of claims for professional service and billing agent collection processing with payers on behalf of our customers. Certain of these reimbursement claims are governed by federal and state laws with potential civil and criminal penalties for non-compliance. The HIPAA security, privacy and transaction standards also have a potentially significant effect on our claims preparation, transmission and submission services, because such services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. If our revenue cycle management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Further, our customers may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the failure, and may harm our business.

If we fail to comply with Medicare and Medicaid regulatory, guidance, or policy requirements, we may be subjected to reduced reimbursement, overpayment demands or loss of eligibility to participate in these programs.

Our affiliated professional entities enrolled and recently began participating in certain government health care programs covering certain of the professional services delivered by our affiliated professional entities. We expect a growing portion of our patient services to be reimbursed by government health care programs. The Medicare and Medicaid programs are highly regulated, and unique requirements governing the reimbursement of professional services delivered using telemedicine are evolving and complicated. In addition, changes in government health care programs may reduce the reimbursement we receive and could harm our business. In particular, there is uncertainty regarding whether temporary waivers of certain Medicare conditions of participation and payment for many virtual care services and temporary expansions of the types of Medicare-covered services that can be provided remotely will continue or be made permanent. If we fail to comply with applicable reimbursement laws and regulations, reimbursement under these programs and participation in these programs could be adversely affected. Federal or state governments may also impose other sanctions on us for failure to comply with the applicable reimbursement regulations, including but not limited to recovering an overpayment. Failure to comply with these or future laws and regulations could result in our or our affiliated provider network’s ability to provide telemedicine services to our customers.

Physician licensing and credentialing, a cost of providing professional services, can negatively impact our margins as we may incur increased expenses to utilize appropriately licensed and credentialed physicians for consult demands, especially when expanding to new jurisdictions and new hospital customers.

A physician’s ability to perform telemedicine consults is dictated by where the physician is licensed to practice and with whom the physician is privileged to provide services. State licensure and physician credentialing requirements take time to procure, often necessitating months of lead-time before a physician is able to take consults for a particular hospital facility. Our ability to manage and anticipate physician need and prioritize licensing and credentialing could impact profit margins and expense management. As consult demands increase in areas where only a limited number of physicians hold necessary licenses and credentials, those physicians with appropriate licensing and credentialing to meet customer demands may assume additional overtime shifts or otherwise demand increased fees, thereby increasing our costs. Further, obtaining a license to practice medicine in a particular jurisdiction is at the discretion of the local state medical board, and, as such, timing to achieve licensure in certain jurisdictions may be outside our ability to accomplish within expected time frames.

Recent and frequent state legislative and regulatory changes specific to telemedicine may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions.

In recent years, states have adopted an abundance of new legislation and regulations specific to telemedicine. In some cases, this legislation and regulation, typically targeting “direct to consumer” telehealth service offerings rather than specialty consultative services, such as our acute care telemedicine solutions, incorporates informed consent, modality, medical record, and other requirements. Thus, where new legislation and regulations apply to our telemedicine solutions, we may incur costs to monitor, evaluate, and modify operational processes for compliance. All such activities increase our costs and could, in certain circumstances, impact our ability to make available telemedicine services in a particular state.

Risks Related to Our Use of Technology

Failure to keep pace with advances in technology could cause our solutions to become obsolete, which could harm our business, financial condition and results of operations.

The telemedicine industry is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. The successful implementation of our business model depends on our ability to anticipate and adapt to evolving technologies and industry standards and introduce new solutions accordingly. For example, we recently started deploying our Telemed IQ software platform to hospital organizations as a stand-alone software-as-a-service solution independent of our clinical services to enable these providers to optimize and scale our platform across all of their care sites. These new solutions carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot anticipate or adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation. Moreover, we may not be successful in developing, using, marketing, selling or maintaining new technologies effectively or adapting our solutions to evolving customer requirements or emerging industry standards, and, as a result, our business could be harmed. In addition, we have limited insight into trends that might develop and affect our business, which could lead to errors in our predicting and reacting to relevant business, legal, and regulatory trends and healthcare reform. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future solutions and services becoming uncompetitive or obsolete. If any of these events occur, it could harm our business.

We depend upon third-party service providers for certain technologies. If these third-party providers fail to fulfill their contractual obligations, fail to maintain or support those technologies or choose to discontinue their services, our operations could be disrupted and our business may be harmed.

We depend upon third-party service providers for important functions of our solutions. Software, network applications and data, as well as the core video and audio system integral to our business, are hosted on third-party sites. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, COVID-19 pandemic-related business disruptions, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our providing our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Redundancies and backup systems are in place to prevent operational disruptions and data loss, but if these technologies fail or are of poor quality, our business could be harmed. Failures or disruption in the delivery of telemedicine services could result in customer dissatisfaction, disrupt our operations, and adversely affect our operating results. Additionally, we have significantly less control over the technologies third parties provide to us than if we maintained and operated them ourselves. In some cases, functions necessary to some of our solutions may be performed by these third-party technologies. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our obligations to customers. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and harm our business and could expose us to third-party liabilities.

If the systems that we use to provide our services experience security breaches, we may incur significant liabilities, and our reputation and business may be harmed.

Our services involve the storage and transmission of our customers’ proprietary information, sensitive or confidential data, including valuable personal information of patients, customers and others, as well as the PHI of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network and communications systems infrastructure are critical to the success of our business. We are also dependent on third-party vendors to keep their systems secure in order to protect our information systems and data. A breach or failure of our or our third-party vendors’ security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive customer or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customer or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We or our third-party vendors may experience cyber-security and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we or our third-party vendors may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our or our third-party vendors’ security occurs, or if we or our third-party vendors are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers, which could harm our business.

We rely on telecommunications and internet service providers for providing solutions to our customers, and any interruption or failure in the services provided by these third parties could harm our business.

Our business is highly dependent on telecommunications and internet service providers. We serve our customers using third-party data centers and telecommunications solutions, including cloud infrastructure services. Our services are designed to operate 24-hours-a-day, seven-days-a-week, without interruption. However, we have experienced, and we expect that we will continue to experience, interruptions and delays in services and availability from time to time. We may not maintain redundant systems or facilities for some of these services. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud or data centers vendors are unable to keep up with our growing needs for capacity, this could harm our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such cloud systems or data centers and systems to fail. Any changes in third-party service levels at our cloud vendors or data centers or any disruptions or other performance problems with our solution could harm our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect customer renewal rates.

In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationships with customers. To operate without interruption, both we and our service providers must guard against:

●	damage from fire, power loss, natural disasters and other force majeure events outside our control;

●	communications failures;

●	software and hardware errors, failures and crashes;

●	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and

●	other potential interruptions.

Moreover, system failures may result in loss of data, including patient data, which is critical to the provision of our services. Any errors, failures, interruptions or delays experienced in connection with our or our third parties’ systems could negatively impact our relationships with customers, adversely affect our brand and expose us to liabilities to third parties, all of which could harm our business.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put any related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business, and could cause the market price of our Class A common stock to decline. Our failure to secure, protect, and enforce our intellectual property rights could harm our brand and our business.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities (NPEs), may own or claim to own intellectual property relating to our solutions. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. For example, in some cases, very broad patents are granted that may be interpreted as covering a wide field of machine learning and predictive modeling methods in healthcare. As competition in our market grows, the possibility of patent infringement, trademark infringement and other intellectual property claims against us increases. In the future, we expect others to claim that our solutions and underlying technology infringe or violate their intellectual property rights. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and services. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments or settlement fees, prevent us from offering our solutions or using certain technologies, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our use of open source software could adversely affect our ability to offer our solutions and subject us to possible litigation.

We use open source software in connection with our existing and future solutions. Some open source software licenses require those who distribute open source software as part of their own software product to make available the source code for any modifications or derivative works created based upon the open source software, and that such modifications or derivative works are licensed under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our internally developed software and make it available under open source licenses if we combine and/or distribute our internally developed software with open source software in certain manners. Although we monitor our use of open source software, we cannot be sure that all open source software is reviewed prior to use in our software, that our programmers have not incorporated open source software into our internally developed software or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our existing and future solutions to our customers. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others, including our competitors, on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our internally developed source code, pay damages for breach of contract, re-engineer our technology, discontinue sales in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could harm our business.

Our software platform may not perform properly due to errors or similar problems, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business.

Telemed IQ, our cloud-based software platform, provides our customers and providers with the ability to, among other things, complete, view and edit medical history; request a consult (either scheduled or on demand); conduct a consult (via video or phone); and initiate an expert medical service. Software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our software platform from operating properly. If our solutions do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers.

Moreover, complex software, such as ours, often contains defects and errors, some of which may remain undetected for a period of time. Material performance problems, defects or errors in our existing or new software and services may arise in the future and may result from interface of our solution with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. Such errors may be found after the introduction of new software or enhancements to existing software. If we detect any errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. Any defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential customers from purchasing our solutions from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could harm our business.

Risks Related to Our Corporate Governance

Warburg Pincus has significant influence over us, and their interests may conflict with ours and those of our other stockholders in the future.

As of March 31, 2021, investment funds owned by Warburg Pincus LLC (“Warburg Pincus”) and its affiliates beneficially owned approximately 37.4% of our outstanding Class A common stock. As long as Warburg Pincus owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors (the “Board”), any amendment to our amended and restated certificate of incorporation or amended and restated by-laws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, in connection with the Merger Transaction, we entered into an Investor Rights Agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus has the right to designate (i) up to five of nine directors for as long as it beneficially owns at least 50% of the issued and outstanding shares of Class A common stock, (ii) up to three of nine directors for so long as it beneficially owns at least 35% but less than 50% of the issued and outstanding shares of Class A common stock, (iii) up to two of seven directors for so long as it beneficially owns at least 15% but less than 35% of the issued and outstanding shares of Class A common stock and (iv) up to one of seven directors for so long as it beneficially owns at least 5% but less than 15% of the issued and outstanding shares of Class A common stock. Thomas J. Carella and Amr Kronfol, each a Managing Director of Warburg Pincus, are members of the Board and are deemed to be director designees of Warburg Pincus. Warburg Pincus’ influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock.

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

Certain provisions of our amended and restated certificate of incorporation and amended and restated by-laws may have the effect of rendering more difficult, delaying, or preventing a change of control or changes in our management. These provisions provide for, among other things:

●	a classified board of directors whose members serve staggered three-year terms;

●	the authorization of “blank check” preferred stock, which could be issued by the Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A common stock;

●	a limitation on the ability of, and providing indemnification to, our directors and officers;

●	a requirement that special meetings of our stockholders can be called only by the Board, the Chairperson of the Board or our Chief Executive Officer;

●	a requirement of advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the Board;

●	a prohibition on cumulative voting in the election of directors;

●	a requirement that our directors may be removed only for cause and by a majority vote of the stockholders;

●	a prohibition on stockholder action by written consent;

●	a requirement that vacancies on the Board may be filled only by a majority of directors then in office (subject to limited exceptions), even though less than a quorum; and

●	a requirement of the approval of the Board or the holders of at least two-thirds of our outstanding shares of capital stock to amend the amended and restated by-laws and certain provisions of the amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what the Board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions.

Finally, we have not opted out of the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

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

Our amended and restated certificate of incorporation provides, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on behalf of us;

●	any action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of ours to us or our stockholders;

●	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or

●	any action asserting a claim governed by the internal affairs doctrine;

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board, our board committees or as our executive officers. After we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we previously incurred. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

The market price of our Class A common stock and warrants has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock or warrants. Factors affecting the trading price of our Class A common stock and warrants may include:

●	market conditions in our industry or the broader stock market;

●	actual or anticipated fluctuations in our financial and operating results;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our ability to market new and enhanced solutions on a timely basis;

●	announced or completed acquisitions of businesses, commercial relationships, products, services or technologies by us or our competitors;

●	changes in laws and regulations affecting our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	sales, or anticipated sales, of large blocks of our Class A common stock;

●	any major change in the composition of the Board or management;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and

●	other risk factors listed under this “Risk Factors” section.

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

In connection with the completion of the Merger Transaction, we entered into an Amended and Restated Registration Rights Agreement with Warburg Pincus and the sponsor of the pre-Merger Transaction company, HCMC Sponsor LLC (the “Sponsor”), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to the approximately 39.0 million shares of Class A common stock held by Warburg Pincus and the Sponsor and their respective permitted transferees, in addition to the warrants originally issued in a private placement to the Sponsor in connection with HCMC’s initial public offering and the up to 350,000 shares of our Class A common stock issuable upon the exercise of the private placement warrants. We have also agreed to register for resale the 16.8 million shares of our Class A common stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Merger Transaction and the 12.5 million shares of Class A common stock issuable upon exercise of our publicly held warrants to purchase shares of Class A common stock. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on December 8, 2020, to register the resale of up to 69.3 million shares of our Class A common stock, including 33.9 million shares of Class A common stock held by Warburg Pincus, the 16.8 million PIPE shares and 12.85 million shares of Class A common stock issuable upon exercise of our outstanding warrants. Shares of Class A common stock sold under such registration statement can be freely sold in the public market. In addition, in connection with the completion of the Acquisition, we agreed to register for resale the 13.8 million shares of our Class A common stock issued to the Sellers at the closing of the Acquisition and any shares of Class A common stock that we may issue in the future under deferred vesting agreements or, in our sole discretion, as payment in respect of certain earn-out amounts and other deferred consideration in accordance with the terms of the Purchase Agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

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

Under the terms of the Purchase Agreement, the Sellers are subject to lock-up provisions that restrict their ability to sell or transfer their shares received at the closing of the Acquisition until October 30, 2021, subject to certain exceptions. If, however, SOC Holdings LLC sells any of its shares of Class A common stock beneficially owned as of the date of the closing of the Acquisition to third parties in a bona fide sale transaction prior to October 30, 2021 (excluding any transfers amongst its affiliates), the Sellers will be permitted to transfer an equivalent percentage proportion of the shares of Class A common stock received at the closing of the Acquisition, up to an aggregate of approximately 2.8 million shares, to the percentage of shares of Class A common stock transferred by SOC Holdings LLC prior to October 30, 2021. Following the expiration of such lock-up, the Sellers will not be restricted from selling such shares, other than by applicable securities laws.

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

Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your shares for a price greater than that which you are deemed to have paid for it.

We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders and such other factors as the board of directors may deem relevant. In addition, the Term Loan Agreement contains and any future indebtedness would likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restricting or limiting our ability to pay cash dividends. Furthermore, because we are a holding company, our ability to pay dividends will depend on our receipt of cash distributions and dividends, loans or other funds from our subsidiaries, which may be similarly affected by, among other things, the terms of any future indebtedness, other contractual restrictions and provisions of applicable law. Accordingly, we may not pay any dividends on our Class A common stock in the foreseeable future.

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

As of March 31, 2021, warrants to purchase an aggregate of approximately 12.85 million shares of our Class A common stock were outstanding and exercisable. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrantholders.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrantholders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrantholders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. Additionally, in the event we redeem the warrants, the Board may elect to require all holders of warrants to exercise such warrants on a cashless basis, by surrendering the warrants for a number of shares of our Class A common stock as calculated in accordance with the warrant agreement governing the warrants (the “Warrant Agreement”), even if the holder of a warrant would otherwise prefer to exercise the warrant for cash.

None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp., Sabre Merger Sub I, Inc., Sabre Merger Sub II, LLC, and Specialists On Call, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
2.2+	Membership Interest and Stock Purchase Agreement, dated as of March 26, 2021, by and among SOC Telemed, Inc., Access Physicians Management Services Organization, LLC, HEP AP-B Corp., Health Enterprise Partners III, L.P., the persons listed on Exhibit A thereto, and AP Seller Rep, LLC, as representative of the sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-235253), filed with the SEC on December 4, 2019).
4.2	Warrant Agreement, dated December 12, 2019, between Continental Stock Transfer & Trust Company and Healthcare Merger Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2019).
10.9#	SOC Telemed, Inc. Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).
10.10.3#	Form of Performance Unit Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).
10.15.1#+	First Amendment to Employment Agreement between SOC Telemed, Inc. and John Kalix, dated February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.21#	Form of Employment Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021).
10.22#	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.23#	Form of Severance and Change in Control Agreement with Continuing Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.24+	Loan and Security Agreement, dated as of March 26, 2021, by and among SOC Telemed, Inc., the other borrowers party thereto, the lenders party thereto from time to time and SLR Investment Corp., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
10.25	Unsecured Subordinated Promissory Note issued on March 26, 2021, by SOC Telemed, Inc. in favor of the holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
10.26	Board Nomination Rights Agreement, dated as of March 26, 2021, by and between SOC Telemed, Inc. and Christopher Gallagher, M.D (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Financial statements from the Quarterly Report on Form 10-Q of SOC Telemed, Inc. for the quarterly period ended March 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

+	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOC Telemed, Inc.

Date: May 17, 2021	By:	/s/ Christopher K. Knibb
	Name:	Christopher K. Knibb
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)