Form 10-Q
period 2021-06-30
SOC Telemed, Inc.
filed 2021-08-12
CIK 1791091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of the registrant’s Class A common stock outstanding as of August 10, 2021, was 100,113,748.

SOC Telemed, inc.

Quarterly report on form 10-Q
For the Quarterly Period ended June 30, 2021

i

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

Part I—Financial Information

Item 1. Financial Statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents (from variable interest entities $9,117 and $1,942, respectively)	$50,005	$38,754
Accounts receivable, net of allowance for doubtful accounts of $468 and $447 (from variable interest entities, net of allowance $13,067 and $8,192, respectively)	14,438	8,721
Inventory	1,356	-
Prepaid expenses and other current assets (from variable interest entities $130 and $0, respectively)	4,997	1,609
Total current assets	70,796	49,084

Property and equipment, net	3,970	4,092
Capitalized software costs, net	10,062	8,935
Intangible assets, net	46,204	5,988
Goodwill	155,647	16,281
Deposits and other assets	1,843	559
Total assets	$288,522	$84,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (from variable interest entities $2,526 and $692, respectively)	$8,271	$2,809
Accrued expenses (from variable interest entities $3,361 and $1,349, respectively)	11,221	8,293
Deferred revenues	531	610
Capital lease obligations	22	-
Contingent consideration	318	-
Stock-based compensation liabilities	-	4,228
Total current liabilities	20,363	15,940

Deferred revenues	1,012	923
Capital lease obligations	52	-
Long-term debt, net of unamortized discount and debt issuance costs	73,563	-
Contingent shares issuance liabilities	6,806	12,450
Other long-term liabilities (from variable interest entities $157 and $157, respectively)	560	560
Total liabilities	$102,356	$29,873

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2021, and December 31, 2020; 98,233,640 and 74,898,380 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively.	10	8
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021, and December 31, 2020, respectively.	-	-
Additional paid-in capital	449,428	291,277
Accumulated deficit	(263,272)	(236,219)
Total stockholders’ equity	186,166	55,066

Total liabilities and stockholders’ equity	$288,522	$84,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$24,960	$13,554	$39,781	$28,361

Cost of revenues	16,937	9,030	26,704	19,743

Operating expenses
Selling, general and administrative	22,479	9,753	43,740	18,274
Changes in fair value of contingent consideration	(2,947)	-	(2,947)	-
Total operating expenses	19,532	9,753	40,793	18,274
Loss from operations	(11,509)	(5,229)	(27,716)	(9,656)

Other income (expense)
Gain on contingent shares issuance liabilities	2,192	-	5,644	-
Loss on puttable option liabilities	-	(96)	-	(105)
Interest expense	(3,123)	(2,836)	(3,272)	(5,616)
Interest expense – Related party	(2,001)	-	(2,026)	-
Total other income (expense)	(2,932)	(2,932)	346	(5,721)
Loss before income taxes	(14,441)	(8,161)	(27,370)	(15,377)

Income tax benefit (expense)	(17)	(2)	317	(3)

Net loss and comprehensive loss	$(14,458)	$(8,163)	$(27,053)	$(15,380)
Accretion of contingently redeemable preferred stock	-	(2,023)	-	(3,518)
Net loss attributable to common stockholders	$(14,458)	$(10,186)	$(27,053)	$(18,898)

Net loss per share attributable to common stockholders
Basic	$(0.16)	$(0.30)	$(0.32)	$(0.55)
Diluted	$(0.16)	$(0.30)	$(0.32)	$(0.55)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	89,697,396	34,345,197	83,744,959	34,345,197
Diluted	89,697,396	34,345,197	83,744,959	34,345,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	74,898,380	$8	-	-	$291,277	$(236,219)	$55,066

Stock-based compensation	-	-	-	-	10,086	-	10,086

Common stock issued as consideration for business acquisition (Access Physicians)	13,753,387	1	-	-	91,693	-	91,694

Net loss	-	-	-	-	-	(12,595)	(12,595)

Balance, March 31, 2021	88,651,767	$9	-	-	$393,056	$(248,814)	$144,251

Exercise of stock options	13,532	-	-	-	42	-	42

Release of RSUs	368,341	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,786	-	4,786

Issuance of Class A Common stock, net of issuance costs	9,200,000	1	-	-	51,544	-	51,545

Net loss	-	-	-	-	-	(14,458)	(14,458)

Balance, June 30, 2021	98,233,640	$10	-	-	$449,428	$(263,272)	$186,166

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	34,140,909	$3	(90,302)	$(768)	$87,199	$(186,372)	$(99,938)

Stock-based compensation	-	-	-	-	99	-	99

Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(1,495)	-	(1,495)

Net loss	-	-	-	-	-	(7,217)	(7,217)

Balance, March 31, 2020	34,140,909	$3	(90,302)	$(768)	$85,803	$(193,589)	$(108,551)

Stock-based compensation	-	-	-	-	148	-	148

Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(2,023)	-	(2,023)

Net loss	-	-	-	-	-	(8,163)	(8,163)

Balance, June 30, 2020	34,140,909	$3	(90,302)	$(768)	$83,928	$(201,752)	$(118,589)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,053)	$(15,380)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,141	2,607
Stock-based compensation	10,644	247
Change in fair value of contingent consideration	(2,947)	-
Loss on puttable option liabilities	-	105
(Gain) on contingent shares issuance liabilities	(5,644)	-
Bad debt expense	47	43
Paid-in kind interest on long-term debt	203	1,527
Amortization of debt issuance costs and issuance discount	3,403	710
Income tax benefit	(343)	-
Change in assets and liabilities, net of acquisitions
Accounts receivable, net of allowance	(162)	2,981
Prepaid expense and other current assets	(2,752)	(1,472)
Inventory	26	-
Deposits and other non-current assets	(999)	11
Accounts payable	2,647	(921)
Accrued expenses and other current liabilities	742	2,334
Deferred revenues	9	143
Net cash used in operating activities	(18,038)	(7,065)

Cash flows from investing activities:
Capitalization of software development costs	(2,132)	(2,090)
Purchase of property and equipment	(635)	(1,222)
Acquisition of business, net of cash	(89,752)	-
Net cash used in investing activities	(92,519)	(3,312)

Cash flows from financing activities:
Principal payments under capital lease obligations	-	(45)
Proceeds from long-term debt, net of discount	83,219	-
Proceeds from Related-party – Unsecured subordinated promissory note, net of unamortized discount	11,500	-
Repayment of long-term debt	(10,795)	-
Repayment of Related-party – Unsecured subordinated promissory note	(13,703)	-
Proceeds from exercise of stock options	42	-
Issuance of contingently redeemable preferred stock	-	10,938
Proceeds from issuance of Class A Common Stock, net of issuance costs	51,545	-
Net cash provided by financing activities	121,808	10,893

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	11,251	516
Cash and cash equivalents at beginning of the period	38,754	4,541
Cash and cash equivalents at end of the period	$50,005	$5,057

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$26	$8
Cash paid during the period for interest	1,103	3,435

Supplemental schedule of non-cash investing and financing transactions:
Accretion of contingently redeemable preferred stock	$-	$3,518
Assets acquired under capital lease arrangements	74	24
Purchase of property and equipment reflected in accounts payable and accruals at the period end	171	358

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

As discussed in Note 4, Business Combinations, on March 26, 2021, the Company consummated the acquisition of Access Physicians Management Services Organization, LLC (“Access Physicians”), a multi-specialty acute telemedicine provider.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of SOC Telemed, Inc. and its Subsidiaries and Affiliates and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three and six-month periods are also unaudited. The results of operations for the three months and six months ended June 30, 2021, are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with SEC on March 30, 2021 (the “Annual Report”).

As of June 30, 2021, and December 31, 2020, SOC Telemed, Inc. or its subsidiaries are party to administrative support services agreements, management services agreements or similar arrangements (collectively, “Administrative Agreements”) in California, Georgia, Kansas (in 2021, only), New Jersey, and Texas by and among it or its subsidiaries and the professional corporations pursuant to which each professional corporation provides services to SOC Telemed’s customers. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. As discussed in Note 5, Variable Interest Entities, SOC Telemed, Inc. holds a variable interest in the professional corporations and, accordingly, the professional corporations are considered variable interest entities (“VIE” or “VIEs”) which are denominated Affiliates for consolidation purposes.

The Company also consolidates its wholly owned subsidiaries (NeuroCall, JSA, Access Physicians and Tele-Physicians Practice Maryland) as discussed in Note 5, Variable Interest Entities.

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

While not currently known, the full year impact of COVID-19 could have a material impact on the operations of the Company’s business. For the three and six months ended June 30, 2021, the Company’s variable revenues, excluding the consolidated revenues of Access Physicians, increased relative to the same periods in 2020 as a result of the higher volume of consultations due to recovery from the COVID-19 pandemic with corresponding impacts on our cost of sales due to increased demand for consultations. For more details, see Going Concern Consideration below.

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

As of June 30, 2021, the Company has experienced negative cash flows and losses from operations each period since inception and has an accumulated deficit of $263.3 million. The Company incurred net losses of $14.5 million and $8.2 million for the three months ended June 30, 2021 and 2020 respectively and $27.1 million and $15.4 million for the six months ended June 30, 2021 and 2020, respectively. The cash outflows from operations were $18.0 million and $7.1 million for the six months ended June 30, 2021 and 2020, respectively. In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. The Company experienced a reduction in service utilization in and around the same time and consequently experienced a decrease in revenue and margin. The Company immediately responded by adjusting variable costs, including physician fees, travel expenses, and other discretionary spending to preserve margins which included real time assessment of physician coverage needs to appropriately align with changes in utilization experienced as a result of the COVID-19 pandemic. In the second quarter of 2021 the service utilization has recovered to pre COVID-19 levels however the Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business and continuously modifying operational protocols, cost structure, and discretionary spending to evolving business conditions. Notwithstanding these efforts, the Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash and cash equivalents of $50.0 million as of June 30, 2021 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from the issuance of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

For the three and six months ended June 30, 2021 and 2020 no customer accounts for more than 10% of the Company’s total revenues and accounts receivable.

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

Inventory

Inventoried materials primarily consist of telemedicine equipment, which are substantially finished goods. The Company reports inventory at the lower of average cost and net realizable value. Net realizable value is based on the selling price. Inventories are assessed on a periodic basis for potential obsolete and slow-moving inventory with write-downs being recorded when identified. Write-downs are measured as the difference between cost of the inventory and net realizable value based upon assumptions about future demand and charged to cost of revenue in the consolidated statement of operations. At the point of the loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

No impairments were recorded during the three and six months ended June 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company determines whether long-lived assets are to be held for use or disposal. The Company monitors its long-lived assets for events or changes in circumstances that indicate that their carrying values may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, the Company evaluates the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. No impairments were recorded during the three and six months ended June 30, 2021 and 2020.

Long-Term Debt

In March 2021, the Company entered into a term loan facility and a related-party subordinated promissory note. The Company capitalizes costs related to the issuance of debt under the provisions of ASC Subtopic 835-30, Interest – Imputation of Interest. Debt issuance costs and discounts related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are subsequently amortized to interest expense at an effective interest rate over the life of the related loan. Debt issuance costs related to line-of-credit arrangements are presented in the consolidated balance sheets as an asset and are subsequently amortized ratably over the term of the line-of-credit arrangement. Amortization of debt issuance costs is included as a component of interest expense in the Company’s consolidated statements of operations. Cash interest payments due are paid as determined in the agreements. Interest is expensed monthly. Paid in-kind interest (“PIK”) is accrued monthly at the contracted rate over the period of the loan and included in the principal balance.

Revenue Recognition

The Company recognizes revenue using a five-step model:

1)	Identify the contract(s) with a customer;

2)	Identify the performance obligation(s) in the contract;

3)	Determine the transaction price;

4)	Allocate the transaction price to the performance obligations in the contract; and

5)	Recognize revenue when (or as) it satisfies a performance obligation.

The Company enters into service contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the customers pay a fixed monthly fee for physician consultation services. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the customers also pay a variable consultation fee for the additional service. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment, which can be provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services. Prior to the start of a contract, customers generally make upfront nonrefundable payments to the Company when contracting for Company training, maintenance, equipment and implementation services.

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

Revenues are recognized when the Company satisfies its performance obligation to provide on-demand telemedicine consultation services. The consultations covered by the fixed monthly fee and obligation to provide on-demand consultations represented 66% and 73% of revenues for the three months ended June 30, 2021 and 2020, respectively, and 64% and 68% of revenues for the six months ended June 30, 2021 and 2020, respectively. Consultations that incur a variable fee due to the monthly quantity exceeding the number of consultations in the contract represented 29% and 25% of revenues for the three months ended June 30, 2021 and 2020, respectively, and 28% and 30% of revenues for the six months ended June 30, 2021 and 2020, respectively.

Upfront nonrefundable fees do not result in the transfer of a promised goods or service to the customer, therefore, the Company defers this revenue and recognizes it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue. The Company recognized $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively, of revenue into the income statement that had previously been deferred and recorded on the balance as a deferred revenue liability.

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

The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company’s unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

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

Accounting pronouncements issued but not yet adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. The Company will be adopting this guidance for the annual reporting period ending December 31, 2022. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

As a result of the Merger Transaction, Legacy SOC Telemed shareholders received aggregate consideration of $720.6 million. In addition, 1,875,000 shares of the Company’s Class A common stock were provided to HCMC’s sponsor and are subject to forfeiture if the Company’s Class A common stock does not meet certain market price thresholds following the Merger Transaction. As of June 30, 2021, none of these shares have been released from such restrictions.

Acquisition of Access Physicians in March 2021

On March 26, 2021, SOC Telemed Inc. completed the acquisition (the “Acquisition”) of 100% of Access Physicians pursuant to an equity purchase agreement. Access Physicians is a multi-specialty acute care telemedicine provider. The acquisition expands the Company’s clinical solutions to include teleCardiology, teleInfectious Disease, teleMaternal-Fetal Medicine, teleNephrology, teleEndocrinology and other specialties to offer a comprehensive acute care telemedicine portfolio to meet the demands of the market and grow the Company’s provider breadth and depth.

The total purchase price for this transaction approximated $187.3 million, comprised of $91.6 million in cash, reduced by a negative net working capital adjustment of $0.2 million, plus $91.7 million in shares of Class A common stock, plus $1.0 million to be paid after the adjusted net working capital settlement (the “Holdback cash consideration”), and an estimated $3.3 million of contingent consideration.

The purchase consideration included 13,928,740 shares of Class A common stock that had a total fair value of $91.7 million based on the closing market price of $6.66 per share on March 26, 2021, the acquisition date. Of these shares, an aggregate of 13,753,387 shares were issued at closing and an aggregate of 175,353 shares will be issued on the first anniversary of the closing. These 175,353 reserved shares are not presented as outstanding in the consolidated statement of changes in stockholders’ equity (deficit). The resale of the 13,753,387 shares was registered pursuant to a registration statement that was declared effective on August 10, 2021.

Access Physician’s directors and some executive employees held Profits Interest Units (“PIUs”) that were subject to accelerated vesting in connection with the acquisition. Since a portion of these PIUs relate to services rendered to Access Physicians prior to the acquisition, a portion of the replacement SOC equity awards’ fair value was included in the purchase price. As a result of the Acquisition, SOC issued 219,191 shares of replacement awards (“replacement awards”) in connection with unvested Access Physician equity units of which 43,838 vested immediately on the transaction date and 175,353 vest over twelve months from the date of acquisition. Eligible outstanding Access Physician’s PIUs were canceled and settled in cash and/or exchanged for replacement awards, pursuant to an exchange ratio in the acquisition agreement designed to maintain the intrinsic value of the awards immediately prior to the exchange. The awards that were settled in cash have a post-acquisition service condition of twelve months from the acquisition date. Since the payment for these awards was made on the acquisition date, a prepaid expense of $2.0 million was recorded on the acquisition date and amortized to compensation expense under selling, general and administrative expense in the consolidated statement of operations. The net prepaid balance as of June 30, 2021, is $1.2 million. Refer to Note 7, Prepaid Expenses and Other Current Assets. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share-based payment awards in conjunction with a business combination are modifications in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). As a result, the portion of the fair-value of replacement awards attributable to pre-acquisition services were included in measuring the consideration transferred in the business combination. The fair value of the unvested replacement awards was estimated to be approximately $3.6 million, of which $0.8 million is attributable to pre-combination service period. See additional details about the replacement equity awards in Note 14, Stock-Based Compensation.

As presented above, the acquisition of Access Physicians includes a contingent consideration arrangement (the “Earnout”) that requires additional consideration to be paid by SOC to the sellers of Access Physicians based on the future revenue and gross margin of the acquired business, in each case as calculated in accordance with the equity purchase agreement. In the event that revenue for calendar year 2021 (the “Earnout Covenant Period”) is equal to or greater than $40.0 million and gross margin over the same period is equal to or exceeds 39.0%, then SOC will make an additional cash payment to the sellers of $20.0 million. The Earnout is payable no later than in the second quarter of 2022. As of June 30, 2021, the range of the undiscounted amounts SOC estimates that could be paid under this contingent consideration agreement is either zero or $20.0 million. The fair value of the Earnout recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. As discussed in Note 6, Fair Value of Financial Instruments, that measure is based on significant Level 3 inputs not observable in the market. The Company reassessed the contingent consideration and determined the fair value of the Earnout to be approximately $0.3 million as of June 30, 2021. As a result, a change in fair value of contingent consideration of $3.0 million was recognized on the consolidated statements of operations.

The acquisition of Access Physicians also includes a second contingent consideration arrangement (the “Deferred Payment”). The Deferred Payment will only become payable if a certain number of specified Access Physicians executives remain employed by SOC through the second anniversary of the closing (the “Deferred Payment Period”). The amount (if any) of the Deferred Payment that can become payable by SOC to the sellers of Access Physicians is based on the 2021 calendar year revenue and gross margin of the acquired business, calculated in accordance with the Earnout described above. If revenue is less than $40.0 million or if gross margin is less than 39.0%, then no Deferred Payment will become payable. If revenue is equal to or greater than $40.0 million and less than $44.0 million and gross margin is equal to or greater than 39.0%, then the Deferred Payment will be an amount equal to 5 multiplied by revenue in excess of $40.0 million and will range between $0 and $20.0 million. If revenue is equal to or greater than $44.0 million and gross margin is equal to or greater than 39.0% and less than 41.0%, then the Deferred Payment will be $20.0 million. If revenue is equal to or greater than $46.0 million and gross margin is equal to greater than 41.0%, then the $20.0 million Deferred Payment will be increased by an amount equal to 5 multiplied by revenue in excess of $46.0 million (with no cap applied). The Deferred Payment is payable no later than in the second quarter of 2023. The Deferred Payment will be recognized over the Deferred Payment Period as compensation expense within operating expenses on the consolidated statements of operations when the Company determines it is probable to be paid. As of June 30, 2021, the Company’s assessment is that the Deferred Payment is not probable. Therefore, there is no accrual booked in the consolidated balance sheet.

Transaction costs for the acquisition approximated $3.3 million (less than $0.1 million incurred in December 2020 and $3.2 million incurred in from January to March 2021) and were expensed as incurred and included within selling, general and administrative expenses on the consolidated statements of operations.

The following table summarizes the consideration transferred to acquire Access Physicians and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred
Cash	$91,571
Common stock	91,694
Holdback cash consideration	1,000
Contingent consideration	3,265
Net working capital adjustment	(218)
Total	$187,312

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,601
Accounts receivable	5,602
Inventories	1,382
Prepaid expenses and other current assets	636
Property and equipment	250
Capitalized software costs	871
Intangible assets	41,740
Deposits and other assets	285
Accounts payable	(2,831)
Accrued expenses	(1,247)
Deferred tax liability	(343)
Identifiable assets acquired and liabilities assumed, net	$47,946
Goodwill	$139,366

The fair values of the identifiable assets acquired and liabilities assumed are provisional pending completion of the final valuation procedures for those components.

The amount allocated to goodwill is primarily attributed to the expected synergies and other benefits arising from the transaction. The transaction was determined to be a stock deal for tax purposes. SOC plans to make a Section 754 election that provides the buyer of a partnership interest with a step-up (or step-down) to fair market value in the acquirer’s pro-rata share of the underlying assets. Any deductions resulting from this step-up (or step-down) are specifically allocated to the buyer. Therefore, 92.03% of goodwill recognized is expected to be tax deductible.

The valuation techniques used for measuring the fair value of separately identified intangible assets acquired were as follows (in thousands):

Intangible assets acquired	Fair value	Valuation Technique
Trade name	$1,213	Relief from royalty method
Hospital contracts relationships	$40,095	Multi-period excess earnings method
Non-compete agreements	$432	With and without method

The acquired business contributed Revenues of $8.8 million and Net loss of $2.0 million to SOC Telemed for the period from March 26, 2021 to June 30, 2021. The following unaudited pro forma financial summary presents consolidated information of SOC Telemed as if the business combination had taken place on January 1, 2020 (in thousands):

	Pro forma (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$24,960	$19,318	$47,740	$39,865
Net loss	(17,493)	(15,417)	(27,881)	(29,764)

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

Liabilities historically valued with Level 3 inputs included puttable stock options, contingent shares issuances, and contingent consideration. As of June 30, 2021, the Company’s outstanding liabilities consisted of contingent shares issuance liabilities along with contingent consideration. As of December 31, 2020, the Company’s outstanding liabilities consisted of contingent shares issuances. The impact of revaluing the instruments is recorded within other income (expense) within the consolidated statements of operations.

As a result of the merger with HCMC on October 30, 2020, the Company measured its contingent shares issuance liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the contingent shares issuance liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the contingent shares issuance liabilities’ contractual lives based on the appropriate probability distributions and making assumptions about potential changes in control of the Company. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. As a result, $2.1 million and $0 were recognized for three months ended June 30, 2021 and 2020, respectively, and $5.6 million and $0 were recognized for the six months ended June 30, 2021 and 2020, respectively, and included as gain on contingent shares issuance liabilities in the statements of operations. Refer to Note 12, Contingent Shares Issuance Liabilities, for further details.

As a result of the Acquisition in March 2021, as described in Note 4, Business Combinations, the Company measured its contingent consideration at fair value determined at Level 3. The fair value of the contingent consideration recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. The Company reassessed the contingent consideration and determined the fair value of the Earnout to be approximately $0.3 million as of June 30, 2021. As a result, a change in fair value of contingent consideration of $3.0 million was recognized on the consolidated statements of operations for the three and six months ended June 30, 2021.

The carrying value of Cash and Cash Equivalents approximate their fair value because of the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2021 and year ended December 31, 2020.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of June 30, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$50,005	$50,005	-	-	$50,005
Total	$50,005	$50,005	-	-	$50,005

Liabilities
Contingent shares issuance liabilities	$6,806	$-	$-	$6,806	$6,806
Contingent consideration	318	-	-	318	318
Total	$7,124	$-	$-	$7,124	$7,124

Fair Value Measurements as of December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,754	$38,754	-	-	$38,754
Total	$38,754	$38,754	-	-	$38,754

Liabilities
Contingent shares issuance liabilities	$12,450	$-	$-	$12,450	$12,450
Total	$12,450	$-	$-	$12,450	$12,450

The following table represents a reconciliation of the contingent shares issuance liabilities fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Shares Issuance Liabilities
Balance as of December 31, 2020	$12,450
(Gain) recognized in statements of operations	(5,644)
Balance as of June 30, 2021	$6,806

The following table represents a reconciliation of the contingent consideration fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration
Balance as of December 31, 2020	$-
Contingent consideration liability recorded in the opening balance sheet	3,265
Change in fair value of contingent consideration recognized in statements of operations	(2,947)
Balance as of June 30, 2021	$318

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At June 30, 2021 and December 31, 2020 prepaid expenses and other currents assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$3,141	$1,578
Prepaid replacement awards – Note 4	1,220	-
Short term deposits	34	2
Other current assets	602	29
	$4,997	$1,609

Prepaid expenses include prepayments related to information technology, insurance, commissions, tradeshows and conferences. The prepaid replacement awards represent cash paid to Access Physicians for settlement of profit interest units.

8. INTANGIBLE ASSETS

At June 30, 2021 and December 31, 2020 intangible assets consisted of the following (in thousands):

June 30, 2021	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 17 years	$48,575	$(4,218)	$44,357	15.6
Non-compete agreements	4 to 5 years	477	(57)	420	4.7
Trade names	2 to 5 years	3,023	(1,596)	1,427	1.5
Intangible assets, net		$52,075	$(5,871)	$46,204	15.0

December 31, 2020	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 10 years	$8,480	$(3,085)	$5,395	6.5
Non-compete agreements	4 to 5 years	45	(32)	13	2.0
Trade names	4 to 5 years	1,810	(1,230)	580	1.4
Intangible assets, net		$10,335	$(4,347)	$5,988	5.8

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of June 30, 2021 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2021 (remaining 6 months)	$2,243
2022	4,246
2023	3,217
2024	3,035
Thereafter	33,463
$46,204

9. GOODWILL

At June 30, 2021 and December 31, 2020 goodwill consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Beginning balance	$16,281	$16,281
Business combinations - Note 4	139,366	-
Balance at	$155,647	$16,281

The Company performed its last annual impairment test on December 31, 2020. There were no indications of impairment identified for the three and six months ended June 30, 2021 and year ended December 31, 2020.

10. DEBT

In order to consummate the Acquisition and support the combined business thereafter, SOC Telemed entered into a term loan facility with SLR Investment Corp. (“Solar”) and a related-party subordinated financing with SOC Holdings LLC, an affiliate of Warburg Pincus, for $100.0 million and $13.5 million, respectively. See Note 4, Business Combinations, for more information about the Acquisition.

Solar Term Loan Facility

The table below represents the components of outstanding debt (in thousands):

	June 30, 2021	December 31, 2020
Term loan facility, effective interest rate 9.35%, due 2026	$78,713	$-
Less: Unamortized discounts, fees and issue costs	(5,150)	-
Balance at	$73,563	$-

In March 2021 the Company entered into a term loan agreement with Solar acting as a collateral agent on behalf of the individual lenders that committed to provide a senior secured term loan facility of up to $100.0 million. Under the term loan facility, $85.0 million was immediately available and borrowed on March 26, 2021 in two tranches consisting of $75.0 million (“Term A1 Loan”) and $10.0 million (“Term A2 Loan”). The remaining $15.0 million will be made available subject to the terms and conditions of the term loan agreement in two tranches as follows: (i) $2.5 million ($12.5 million if the Term A2 Loan is repaid earlier) to be drawn by June 20, 2022 (“Term B Loan”) subject to no event of default as defined in the term loan agreement and the Company achieving the net revenue milestone of at least $55.0 million on a trailing six-month basis by June 20, 2022; and (ii) $12.5 million to be drawn by December 20, 2022 (“Term C Loan”) subject to no event of default as defined in the term loan agreement and the Company achieving the net revenue milestone of at least $65.0 million on a trailing six-month basis by December 20, 2022.

The term loan facility also provides for an uncommitted term loan in the principal amount of up to $25.0 million (“Term D Loan”), which availability is subject to the sole and absolute discretionary approval of the lenders and the satisfaction of certain terms and conditions in the term loan agreement.

The term loan facility bears interest at a rate per annum equal to 7.47% plus the greater of (a) 0.13% and (b) the London Interbank Offered Rate (“LIBOR”) published by the Intercontinental Exchange Benchmark Administration Ltd., payable monthly in arrears beginning on May 1, 2021. The interest expense incurred on the loan was $1.6 million and $1.7 million for the three and six months ended June 30, 2021, respectively. The effective interest rate of the term loan facility is 9.35%. Until May 1, 2024, the Company will pay only interest monthly. However, the term loan agreement has an interest-only extension clause which offers to SOC the option to extend the interest-only period for six months until November 1, 2024, after having achieved two conditions: (i) a minimum of six months of positive EBITDA prior to January 31, 2024; and (ii) being in compliance with the revenue financial covenant, as described in this note. In either case, the maturity date is April 1, 2026.

The following reflects the contractually required payments of principal under the term loan facility (in thousands):

Years ending December 31,	Amount (in thousands)
Remainder of 2021	$-
2022	-
2023	-
2024	25,000
2025 and thereafter	53,713

The term loan agreement includes two financial covenants requiring (i) the maintenance of minimum liquidity level of at least $5.0 million at all times; and (ii) minimum net revenues measured quarterly on a trailing twelve-month basis of at least $81.8 million on March 31, 2022, $88.2 million on June 30, 2022, $94.5 million on September 30, 2022, $100.9 million on December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. The term loan agreement contains affirmative covenants which include the delivery of monthly consolidated financial information no later than 30 days after the last day of each month, quarterly consolidated balance sheet, income statement and cash flow statement covering such fiscal quarter no later than 45 days after the last day of each quarter, audited consolidated financial statements no later than 90 days after the last day of fiscal year or within 5 days of filing of the same with the SEC. The term loan agreement also contains negative covenants which, in certain circumstances, would limit the Company’s ability to engage in mergers or acquisitions and dispose of any of its subsidiaries. The Company was in compliance with all financial and negative covenants at June 30, 2021.

The Company incurred approximately $2.0 million of loan origination costs in connection with the term loan facility and amortized $0.3 million of these costs as interest expense during the three and six months ended June 30, 2021, respectively. The Company will also be liable for a payoff fee of 4.95% of the principal balance payable at maturity or upon prepayment. The Company estimates the payoff fee to be $3.7 million, which is included as a debt discount offset against the Company’s outstanding debt balance on the consolidated balance sheets and amortized as a component of interest expense over the term of the term loan facility. The Company amortized $0.7 million of the discount for the three and six months ended June 30, 2021, respectively.

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

On June 4, 2021, the term loan facility was partially repaid for a total of $10.8 million, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premium and accrued interest, in connection with the issuance of Class A Common Stock. Refer to Note 13, Stockholders’ Equity, for further discussion on the equity raise. As a result, the Company accelerated the amortization of $0.7 million of debt issuance costs plus $0.3 million of prepayment premium as of June 4, 2021 and recognized as interest expenses on the statement of operations for the six months ended June 30, 2021.

The Company determines the fair value of the term loan facility using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. Such instruments are classified as Level 2. The fair value amount was approximately $76.4 million as of June 30, 2021.

At June 30, 2020 the Company had a term loan facility with CRG Servicing LLC (“CRG”). Origination costs and backend facility fees related to the CRG loan amortized as interest expense during the three months ended June 30, 2020 were $0.3 million and less than $0.1 million, respectively, and for the six months ended June 30, 2020 were $0.6 million and $0.1 million, respectively. Additionally, interest expense related to the CRG loan was $2.4 million, $1.7 million in cash interest and $0.7 million in paid-in-kind interest for the three months ended June 30, 2020. Interest expense related to the CRG loan was $4.9 million, $3.4 million in cash interest and $1.5 million in paid-in-kind interest, for the six months ended June 30, 2020.

Related party - Unsecured Subordinated Promissory Note

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

The terms of the Subordinated Note state that if equity was raised for an amount greater than $10.0 million, the excess amount would have to be used for repayment of the Subordinated Note. On June 4, 2021, the Subordinated Note was extinguished in connection with the issuance of Class A Common Stock. Refer to Note 13, Stockholders’ Equity, for further discussion on the equity raise. As a result, the amortization of the balance of $2.0 million of discount and debt issuance costs as of June 4, 2021 was accelerated and recognized as interest expenses on the statements of operations for the three and six months ended June 30, 2021.

The terms of the Subordinated Note are summarized as follows:

●	The Subordinated Note bears interest at a rate per annum equal to the greater of (a) 0.13% and (b) LIBOR, plus the applicable interest rate in the table below:

From March 26, 2021 through September 30, 2021	7.47%
From and after September 30, 2021 through September 30, 2022	10.87%
From and after September 30, 2022 through September 30, 2023	12.87%
From and after September 30, 2023 through September 30, 2024	14.87%
From and after September 30, 2024 through September 30, 2025	16.87%
From and after September 30, 2025 through the Maturity Date.	18.87%

●	All outstanding principal and interest under the Subordinated Note was due and payable on the Maturity Date;

●	Interest was computed on the basis of a year of 365/366 days, as applicable, and was added to the principal amount of the Subordinated Note on the last day of each calendar month.

The Company incurred less than $0.1 million of loan origination costs in connection with the Subordinated Note and amortized the balance as interest expense during the three and six months ended June 30, 2021, respectively.

Interest expense of less than $0.2 million and 0.2 million was recognized in the statements of operations for the three and six months ended June 30, 2021, respectively.

11. ACCRUED EXPENSES

At June 30, 2021 and December 31, 2020 accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Current liabilities
Accrued compensation	$4,746	$3,210
Accrued bonuses	1,476	2,647
Accrued professional and service fees	1,432	1,626
Accrued Access Physicians - “Holdback cash consideration” – Note 4	1,000	-
Accrued other expenses	2,567	810
	$11,221	$8,293

12. CONTINGENT SHARES ISSUANCE LIABILITIES

The table below represents the components of outstanding contingent shares issuance liabilities (in thousands):

	June 30, 2021	December 31, 2020
Contingent sponsor earnout shares	6,297	11,364
Private placement warrants	509	1,086
Balance as at	$6,806	$12,450

13. STOCKHOLDERS’ EQUITY

In June 2021, the Company closed a public offering of 9,200,000 shares of our Class A common stock at an offering price of $6.00 per share, including 1,200,000 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds of $51.5 million, after deducting underwriting discounts and commissions of $3.2 million and net offering expenses of approximately $0.5 million. As discussed in Note 10, Debt, a portion of the proceeds were used to repay (i) $10.8 million of the term loan credit facility, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premiums and accrued interest, and (ii) $13.7 million to liquidate the Subordinated Note.

14. STOCK-BASED COMPENSATION

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

The Company has granted a total of 4,787,245 Restricted Stock Units (“RSUs”) and 1,549,756 Performance Stock Units (“PSUs”) net of forfeitures, under the 2020 Plan through June 30, 2021. The number of shares of Class A common stock remaining available for future grants under the 2020 Plan is 7,208,314 as of June 30, 2021.

As part of the Merger Transaction, the Board and the Company’s stockholders approved the SOC Telemed, Inc. Employee Stock Purchase Plan (the “ESPP”) on October 30, 2020. Under the ESPP, eligible employees and eligible service providers of the Company or an affiliate will be granted rights to purchase shares of Class A common stock at a discount of 15% to the lesser of the fair value of the shares on the offering date and the applicable purchase date. The total number of shares of Class A common stock reserved for issuance under the ESPP initially equaled 2% of the fully diluted capitalization of the Company as of the closing of the Merger Transaction, or 1,764,916 shares. In accordance with the automatic share increase provision in the ESPP, the total number of shares of Class A common stock reserved for issuance will be automatically increased on the first day of each fiscal year, beginning with the 2021 fiscal year and ending on the first day of 2031 fiscal year, in an amount equal to lesser of (i) 1% of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase and (ii) such number of shares as determined by the Board. No shares were added on January 1, 2021. In March 2021, the Board approved of the amendment and restatement of the ESPP to, among other things, implement an additional limitation of 1,000,000 shares of Class A common stock to the ESPP’s automatic share increase provision. The amendment and restatement of the ESPP was approved at the Company’s annual meeting of stockholders held on June 3, 2021.

The Company made the initial offering of the grant of purchase rights under the ESPP to eligible employees and service providers during June 2021. The terms of the initial offering under the ESPP are for a 6-month period with an offering date of June 11, 2021 and a purchase date of December 10, 2021. The offer made to eligible employees and service providers was accepted by 90 participants. The ESPP grant was fair valued as at the grant date using the Black-Scholes pricing model and the company recognized less than $0.1 million in stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2021.

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

No stock options were granted for the six months period ended June 30, 2021 and year ended December 31, 2020. The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2021 (1)	2020 (2)
Weighted-average volatility	-	80.0%
Expected dividends	-	0.0%
Expected term (in years)	-	1 - 5
Risk-free interest rate	-	0.15% - 0.40%

(1)	No new grants issued for the period ended June 30, 2021.
(2)	No new grants issued for the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

During the year ended December 31, 2019, the Company granted options that would vest upon satisfying a performance condition, which was a liquidity event defined as a change in control. Since the Merger Transaction did not meet the definition of a change in control, the Company modified options to purchase 922,221 shares of Class A common stock to provide for the time-based vesting of these awards in connection with the Merger Transaction. As a result of the modification, the Company will recognize $7.4 million in stock-based compensation expense over a weighted-average period of 1.4 years from the date of the Merger Transaction. Outstanding expense for these modified options of $3.6 million as of June 30, 2021 is expected to be recognized over a weighted average period of 0.9 years.

In connection with the Merger Transaction several awards were granted to current Executives of the Company:

●

A “Base Full Value Award” was promised to the current CEO of the Company with the award value of 3% of the Company’s outstanding shares at the closing of the Merger Transaction. The final terms of the award were not agreed to as of December 31, 2020; however, the award required the Company to pay, in cash, on each applicable vesting (or payment) date the value of the award that would have vested on that date if the Base Full Value Award was not granted within 90 days of the closing of the Merger Transaction. The award had not been granted within 90 days of the closing of the Merger Transaction and the required cash payment was determined to be a liability-based award and was accrued for $4.2 million as of December 31, 2020. The liability was classified as Stock-based compensation liabilities in the balance sheet and included within selling, general and administrative expenses in the statements of operations.

On February 16, 2021 the award for the current CEO was modified and the stock-based compensation liabilities for the Base Full Value Award were replaced by new RSUs and PSUs granted on February 16, 2021. The Company revalued the cash liability award as of the modification date and recorded an additional cash liability of $1.7 million for the period until February 15, 2021. As a result of the modification the total cash liability of $5.9 million was reclassified from liability to equity and the related expense of $11.4 million will be recognized over 3.5 years.

●	The CEO of the Company was deemed granted an award of PSUs equal to 15% of the Sponsor Earnout Shares during 2020 which award includes the same market vesting conditions as the Sponsor Earnout Shares as noted in Note 12 and described in Note 16 to the Company’s audited consolidated financial statements included in the Annual Report. The Company utilized a Monte Carlo simulation to determine the grant date fair value of $2.7 million. The award resulted in an expense of $0.4 million and $0 million for the three months ended June 30, 2021 and 2020, respectively. The award resulted in an expense of $1.7 million and $0 million for the six months ended June 30, 2021 and 2020, respectively.

The Company granted 3,848,217 new RSUs during the six months ended June 30, 2021, that are subject to service period vesting. The service period vesting requirements range from 3 to 5 years for all outstanding RSUs. The Company recorded $1.2 million and $0 expense for RSUs for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $3.3 million and $0 expense for RSUs for the six months ended June 30, 2021 and 2020, respectively. The following table summarizes activity of RSUs for the six months ended June 30, 2021 and year ended December 31, 2020:

	Number of RSUs	Weighted- Average Fair Value
Outstanding RSUs at December 31, 2019	-	-
Granted	1,342,570	$9.95
Vested	(1,061,320)	(10.06)
Forfeited	-	-
Outstanding RSUs at December 31, 2020	281,250	$7.13
Granted	3,848,217	7.65
Vested	(33,174)	7.43
Forfeited	(122,292)	7.43
Outstanding RSUs at June 30, 2021	3,974,001	$7.66

The Company granted 1,608,868 new PSUs during the six months ended June 30, 2021, that are subject to vesting based on market-based vesting conditions. The PSUs granted have a dual vesting requirement based on the performance of the Company’s Class A common stock as well as a minimum service period requirement. The Company valued all outstanding PSUs applying an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the PSUs based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. The Company recorded $1.2 million and $0 expense for PSUs for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $2.4 million and $0 expense for PSUs for the six months ended June 30, 2021 and 2020, respectively. The following table summarizes activity of PSUs for the six months ended June 30, 2021 as there were no PSUs granted for the year ended December 31, 2020:

	Number of PSUs	Weighted- Average Fair Value
Outstanding PSUs at December 31, 2020	-	-
Granted	1,608,868	$5.20
Vested	-	-
Forfeited	(59,112)	4.43
Outstanding PSUs at June 30, 2021	1,549,756	$5.23

The fair value of each grant made for six-month period ended June 30, 2021 was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Six Months Ended June 30,
	2021	2020 (1)
Current Stock Price	$7.43 – 7.52	-
Expected volatility	55.0% - 65.0%	-
Expected term (in years)	3.5	-
Risk-free interest rate	0.24% - 0.33%	-

(1)	No PSUs were issued for the six-month period ended June 30, 2020.

The Company recognized $4.8 million, inclusive of $0.4 million of Access Physicians Replacement Awards as discussed in Note 4, Business Combinations, and in the section below, and $0.2 million in stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations. The Company recognized $10.6 million, inclusive of $0.4 million of Access Physicians Replacement Awards as discussed in Note 4, Business Combinations, and in the section below, and $0.3 million in stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

As of June 30, 2021, the Company had $30.5 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.7 years. The Company received less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively, for stock options exercised during each period. The intrinsic value of the options exercised was less than $0.1 million for each of the six months ended June 30, 2021 and 2020.

The following table summarizes stock option activity of the 2014 Plan for the six months ended June 30, 2021 and year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding stock options at December 31, 2019	8,264,941	$3.09	6.15

Granted	-	-
Exercised	(5,546,222)	3.13
Forfeited or expired	(1,175,557)	3.18
Outstanding stock options at December 31, 2020	1,543,162	$3.05	7.09

Granted	-
Exercised	(17,375)	4.27
Forfeited or expired	(72,632)	3.51
Outstanding stock options at June 30, 2021	1,453,155	$2.98	6.56

The intrinsic value of the outstanding options was $3.9 million and $7.4 million at June 30, 2021 and December 31, 2020, respectively.

Access Physicians Replacement Awards

As discussed in Note 4, Business Combinations, expense for the replacement awards that were not fully vested prior to the date of the Acquisition will continue to be recognized over the remaining service period of 12 months post-acquisition date. For the three and six months ended June 30, 2021, $0.9 million was recognized as expense of which $0.5 million recognized as compensation expense and $0.4 million recognized as stock-based compensation expense and included in selling, general and administrative expense on the consolidated statement of operations. If any of the employees terminate employment prior to the completion of the service period, the awards will be reallocated to the remaining participants.

15. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock for the three and six months ended June 30, 2021 and 2020 (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,458)	$(8,163)	$(27,053)	$(15,380)
Preferred stock dividends	-	(2,023)	-	(3,518)
Numerator for Basic and Dilutive EPS –Loss available to common stockholders	$(14,458)	$(10,186)	$(27,053)	$(18,898)

Denominator:
Common stock	89,697,396	34,050,607	83,744,959	34,050,607
Series I and Series J Common Warrants	-	294,590	-	294,590
Denominator for Basic and Dilutive EPS – Weighted-average common stock outstanding	89,697,396	34,345,197	83,744,959	34,345,197

Basic net loss per share	$(0.16)	$(0.30)	$(0.32)	$(0.55)
Diluted net loss per share	$(0.16)	$(0.30)	$(0.32)	$(0.55)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	June 30,
	2021	2020
Outstanding convertible Series H preferred stock	-	8,814,825
Outstanding common warrants	12,849,992	851,627
Outstanding options to purchase common stock	1,453,155	7,851,179
Unvested Sponsor Earnout Shares	1,875,000	-
Unvested RSUs	4,418,904	-
Unvested PSUs	1,549,756	-
Unvested common stock – business combination – Note 4	175,353	-
Total anti-dilutive common equivalent shares	22,322,160	17,517,631

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases four separate facilities under non-cancelable operating agreements expiring on December 31, 2021, October 31, 2022, December 31, 2022, and June 30, 2024, respectively. Rent expense is recognized on the straight-line method over the life of the lease and was approximately $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Rent expense is included in selling, general and administrative expenses on the statements of operations.

The Company also leased telemedicine and office equipment under various non-cancelable operating leases through February 2021. Rent expense under these leases was less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively, and included in cost of revenues on the statements of operations.

There was no sublease income for the three and six months ended June 30, 2021 and 2020. There were no future minimum sublease payments to be received under non-cancelable subleases as of June 30, 2021.

The following reflects the future minimum non-cancelable lease payments required under the above operating leases (in thousands):

Years ending December 31,	Amount
2021	$432
2022	385
2023 and thereafter	335

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

17. INCOME TAXES

Income tax expense during interim periods is based on the Company’s estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company’s tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

The Company’s effective tax rate was 1.16% for the six months ended June 30, 2021. The Company’s effective tax rate was (0.02%) for the six months ended June 30, 2020. The income tax benefit (expense) for the six months ended June 30, 2021 is attributable to U.S. state income tax and discrete release of valuation allowance associated with the Acquisition. The income tax expense for the three months ended June 30, 2021 is attributable to U.S. state income tax.

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

There are no unrecognized income tax benefits for the six-month periods ended June 30, 2021 and 2020 and the Company does not anticipate any material changes in its unrecognized tax benefits in the next twelve months.

18. RELATED-PARTY TRANSACTIONS

As discussed in Note 10, Debt, in order to consummate the Acquisition and support the combined business thereafter, SOC Telemed entered into a related-party Subordinated Note with a significant stockholder, SOC Holdings, an affiliate of Warburg Pincus, for $13.5 million.

On June 4, 2021, the Subordinated Note was extinguished in connection with the issuance of Class A Common Stock. Refer to Notes 10, Debt, and 13, Stockholders’ Equity, for further discussion.

19. SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through August 12, 2021, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

For the three months ended June 30, 2021, our revenues were $25.0 million, representing 84% year-over-year growth compared to revenues of $13.6 million for the three months ended June 30, 2020, including an incremental $8.4 million revenue from our Acquisition (as described below). Additionally, we experienced higher core consultation volume during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to our Acquisition and the impact of the COVID-19 pandemic on the utilization of our core services during the prior year period. For the six months ended June 30, 2021, our revenues were $39.8 million, representing 40% year-over-year growth compared to revenues of $28.4 million for the six months ended June 30, 2020, including an incremental $8.8 million revenue from our Acquisition. We experienced higher core consultation volume during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to our Acquisition and the impact of the COVID-19 pandemic on the utilization of our core services. In recent periods, we have seen an improvement in our utilization rates for these services. For the three months ended June 30, 2021 and 2020, our net losses were $14.5 million and $8.2 million, respectively. For the six months ended June 30, 2021 and 2020, our net losses were $27.1 million and $15.4 million, respectively. This increase was primarily due to our investments in growth, transaction costs associated with the Acquisition, and costs related to transitioning to becoming a public company.

Recent Developments

On March 26, 2021, we completed the acquisition (the “Acquisition”) of Access Physicians Management Services Organization, LLC (“Access Physicians”), a multi-specialty acute care telemedicine provider. Access Physicians currently provides approximately 260 telemedicine programs across approximately 180 facilities in 24 states through its network of over 600 physicians. Since its inception in 2011, Access Physicians has completed approximately two million cumulative encounters. With 27 years of combined telemedicine experience, the Acquisition expands our clinical solutions to include teleCardiology, teleInfectious Disease, teleMaternal-Fetal Medicine, teleNephrology, teleEndocrinology and other specialties to offer a comprehensive acute care telemedicine portfolio to meet the demands of the market and grow our provider breadth and depth.

The Acquisition was effected pursuant to a Membership Interest and Stock Purchase Agreement dated as of March 26, 2021 (the “Purchase Agreement”), by and among us, Access Physicians, HEP AP-B Corp., Health Enterprise Partners III, L.P., the persons listed on Exhibit A thereto (collectively with Health Enterprise Partners III, L.P., the “Sellers”), and AP Seller Rep, LLC, as representative of the Sellers. In connection with the Acquisition, we paid the Sellers approximately $91.6 million in cash and approximately 13.9 million shares of our Class A common stock, of which 0.2 million shares remain subject to certain vesting conditions and will be issued on the first anniversary of the closing. The Purchase Agreement also provides for additional earn-out consideration of $20.0 million that may be paid to the Sellers if certain revenue and performance levels are achieved by Access Physicians in the fiscal year ending December 31, 2021, and additional deferred consideration of approximately $20.0 million that may be paid to the Sellers if the foregoing earn-out consideration is earned and subject to the continued service of certain executives of Access Physicians during the two-year period beginning on the closing date of the Acquisition (subject in each case to earlier acceleration upon the occurrence of certain events). The additional earn-out consideration and deferred consideration are in each case payable in cash or shares of Class A common stock or a combination of cash and shares, at our election. See Note 4 “Business Combinations” to our condensed consolidated financial statements included elsewhere in this report for further information on the Acquisition.

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

In June 2021, we completed a public offering of 9,200,000 shares of our Class A common stock at an offering price of $6.00 per share, including 1,200,000 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds to us of $51.5 million, after deducting underwriting discounts and commissions of $3.2 million and net offering expenses of approximately $0.5 million. We used a portion of the proceeds to repay (i) $10.8 million of the term loan credit facility, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premiums and accrued interest, and (ii) $13.7 million to liquidate the Subordinated Note.

COVID-19 Update

The COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and, as a result, our financial condition and year-to-date results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. We have seen improvement in the utilization rates of these solutions in recent periods and have nearly returned to normal utilization levels in the second quarter of 2021.

The future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the emergence of new variants of COVID-19, the impact on our customers and our sales cycles, the impact on our marketing efforts, and the effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our and our customers’ operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs, and we expect such impacts on our revenues and costs to continue through the duration of the pandemic. Further, the economic effects of COVID-19 have financially constrained some of our prospective and existing customers’ healthcare spending, offset by the increasing awareness that telemedicine can be a more cost-efficient model for hospitals and health systems to provide access to critical, clinical specialists and mitigate business disruption by assuring continuity of access to those providers. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work-from-home policy for our workforce; suspending employee travel and in-person meetings; modifying our clinician provisioning protocols; and adjusting our supply chain and equipment levels. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and stockholders. The net impact of these dynamics may negatively impact our ability to acquire new customers, complete implementations, and renew contracts with or sell additional solutions to our existing customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the U.S. government, as well as state and local governments in response to the pandemic, and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial positions as well as our customers.

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

Number of facilities

We believe that the number of facilities using our platform are indicators of future revenue growth and our progress on our path to long-term profitability because we derive a substantial portion of our revenues from consultation fees under contracts with facilities that provide access to our professional provider network and platform. A facility represents a distinct physical location of a medical care site. The Acquisition of Access Physicians contributed 179 facilities as of June 30, 2021.

	As of June 30,
	2021	2020
Facilities	1,028	847

Bookings

We believe that new bookings are an indicator of future revenue growth and provide investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. Prior to the Acquisition, we defined bookings as the minimum contractual value for the initial 12 months of a contract as of the contract execution date, which amount included the minimum fixed consultation revenue, upfront implementation fees and technology and support fees, but excluded estimates of variable revenue for utilization in excess of the contracted amounts of consultations. Following the Acquisition, we changed our definition of bookings to reflect the annual recurring revenue from new contracts signed during a given period, which we believe more closely represents the annual revenues expected from those new agreements and creates a single definition for bookings between SOC Telemed and Access Physicians. As now defined, bookings represent the estimated annual recognized revenue for the initial 12 months of a contract as of the contract execution date. The minimum fixed consultation revenue, estimated variable fee revenue, 12 months of amortized upfront implementation fees, and technology and support fees are included in bookings. The minimum fixed consultation fee, variable fee revenue, as well as the technology and support fees are invoiced and recognized as revenues on a monthly basis. The upfront implementation fees are invoiced upon contract signing and accounted for as deferred revenues and amortized over our average customer relationship period. Bookings for the six months ended June 30, 2021, are inclusive of activity from Access Physicians for the full period. Bookings attributable to Access Physicians prior to the closing date of the Acquisition were $5.1 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Bookings	$6,669	$2,820	$15,140	$5,700

Number of implementations

An implementation is the process by which we enable a new service offering at a facility. We determine a new service offering has been enabled when facilities are fully able to access our platform, which typically involves designing the solution, credentialing and privileging physicians, testing and installing telemedicine technologies, and training facility staff. Implementations result in new customers utilizing our services or delivery of new services to existing customers and are an indicator of revenue growth. Implementations for the six months ended June 30, 2021, are inclusive of activity from Access Physicians for the full period. Implementations attributable to Access Physicians prior to the closing date of the Acquisition were 38.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Implementations	74	80	206	156

Number of consultations

Because our consultation fee revenue generally increases as the number of visits increase, we believe the number of consultations provides investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. We define core consultations as consultations utilizing our 11 core services. Telemed IQ / other consultations are defined as consultations performed by other physician networks utilizing our technology platform, Telemed IQ. We experienced increased core consultation volume and Telemed IQ / other consultation volume for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to the impact of the COVID-19 pandemic on the utilization of our core services during the 2020 period. We experienced increased core consultation volume and Telemed IQ / other consultation volume for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to the impact of the COVID-19 pandemic on the utilization of our core services during the 2020 period. Core consultations for the six months ended June 30, 2021, include 32,982 core consultations attributable to Access Physicians since the closing date of the Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Core consultations	69,517	30,213	102,246	66,560
Telemed IQ / other consultations	60,697	35,477	123,333	66,126
Total consultations	130,214	65,690	225,579	132,686

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

Revenues are recognized when we satisfy our performance obligation to provide telemedicine consultation services as requested. These consultations covered by the fixed monthly fee, consultations that incur a variable fee, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, we have determined these represent a series of distinct services provided over a period of time in a single performance obligation. Access Physicians sells telemedicine carts to its customers and satisfaction of this performance obligation occurs upon delivery to the customer when control of the telemedicine cart is transferred. Revenues from telemedicine cart sales is recognized at a point in time, upon delivery. We have assurance-type warranties that do not result in separate performance obligations. Revenues relating to telemedicine cart sales are included within telemedicine revenues on the consolidated statements of operations. Upfront nonrefundable fees do not result in the transfer of promised goods or services to the customer; therefore, we defer this revenue and recognize it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees, which are classified as current and non-current based on when we expect to recognize revenue.

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

General and Administrative

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, legal, information technology infrastructure, and human resources departments. They also include stock-based compensation, all facilities costs including utilities, communications and facilities maintenance, and professional fees (including legal, tax, and accounting). Additionally, during 2020, we incurred significant integration, acquisition, transaction and executive severance costs in connection with the Merger Transaction, including incremental expenses such as advisory, legal, accounting, valuation, and other professional or consulting fees, as well as other related incremental executive severance costs. During 2021, we have incurred significant integration, acquisition, and transaction costs in connection with the Acquisition. We expect to incur additional general and administrative expenses due to the additional legal, accounting, insurance, investor relations and other costs as a result of operating as a public company, as well as other costs associated with continuing to grow our business.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs (internal-use software) and amortization of acquisition-related intangible assets.

Changes in Fair Value of Contingent Consideration

Changes in fair value of contingent consideration consist of changes in the fair value of contingent consideration associated with the Acquisition of Access Physicians in March 2021. See Note 4 to our condensed consolidated financial statements included elsewhere in this report for further information.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statement of Operations data:
Revenues	$24,960	$13,554	$39,781	$28,361
Cost of revenues	16,937	9,030	26,704	19,743
Operating expenses
Selling, general and administrative	22,479	9,753	43,740	18,274
Changes in fair value of contingent consideration	(2,947)	-	(2,947)	-
Total costs and expenses	36,469	18,783	67,497	38,017
Loss from operations	(11,509)	(5,229)	(27,716)	(9,656)
Gain on contingent shares issuance liabilities	2,192	-	5,644	-
Loss on puttable option liabilities	-	(96)	-	(105)
Interest expense	(3,123)	(2,836)	(3,272)	(5,616)
Interest expense – Related party	(2,001)	-	(2,026)	-
Loss before income taxes	(14,441)	(8,161)	(27,370)	(15,377)
Income tax benefit (expense)	(17)	(2)	317	(3)
Net loss	$(14,458)	$(8,163)	$(27,053)	$(15,380)

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$24,960	$13,554	$11,406	84%

Revenues increased by $11.4 million, or 84%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the Acquisition, which contributed $8.4 million in incremental revenue. The increase was also due to an increase in fixed fees of $1.8 million attributable to new implementations and facilities and variable fee revenue increased $1.2 million driven by an increase in core consultation volume.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$39,781	$28,361	$11,420	40%

Revenues increased by $11.4 million, or 40% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the Acquisition, which contributed $8.8 million in incremental revenue. The increase was also due to an increase in fixed fees of $2.2 million attributable to new implementations and facilities and variable fee revenue increased $0.4 million driven by an increase in core consultation volume.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenues	$16,937	$9,030	$7,907	88%
Gross margin	32%	33%

Cost of revenues increased by $7.9 million, or 88%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the Acquisition, which contributed $5.4 million in incremental costs. The increase was also driven by an increase of $1.9 million in physician fees due to an increase in our scheduled hours over the same period due to the recovery of demand for services and an increase of $0.6 million in equipment, licensing, and medical malpractice costs.

Gross margin was 32% for the three months ended June 30, 2021, compared to 33% for the three months ended June 30, 2020. The increase in demand for our services related to the recovery in core consultation volume required us to increase the number of our scheduled hours resulting in increased physician fees.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenues	$26,704	$19,743	$6,961	35%
Gross margin	33%	30%

Cost of revenues increased by $7.0 million, or 35%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the Acquisition, which contributed $5.6 million in incremental costs. The increase was also driven by an increase of $0.3 million in physician fees due to an increase in our scheduled hours over the same period due to the recovery of demand for services and an increase of $1.1 million in equipment, licensing, and medical malpractice costs.

Gross margin was 33% for the six months ended June 30, 2021, compared to 30% for the six months ended June 30, 2020. The increase in core consultation volume in the 2021 period due to increased demand for our services was able to offset margin pressure from increased scheduled hours as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses:
Sales and marketing	$2,397	$1,446	$951	66%
Research and development	530	255	275	108%
Operations	2,548	2,088	460	22%
General and administrative	17,004	5,964	11,040	185%
Total	$22,479	$9,753	$12,726	130%

Sales and marketing expenses increased by $1.0 million, or 66%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased by $0.3 million, or 108%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as we continue to invest in product development.

Operations expenses increased by $0.5 million, or 22%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased by $11.0 million, or 185%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a $4.6 million increase in stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction and the Acquisition, $4.5 million attributable to the Acquisition, and other costs associated with transitioning to a public company.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)	Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)
	(dollars in thousands)
Sales and marketing	$73	$-	$-	$8	$-	$-
Research and development	180	-	-	33	-	-
Operations	184	-	-	21	-	-
General and administrative	4,343	1,303	1,772	86	417	2,130
Total	$4,780	$1,303	$1,772	$148	$417	$2,130

(1)	Represents integration, acquisition, transaction and executive severance costs.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses:
Sales and marketing	$4,987	$2,985	$2,002	67%
Research and development	1,058	541	517	96%
Operations	5,062	4,182	880	21%
General and administrative	32,633	10,566	22,067	209%
Total	$43,740	$18,274	$25,466	139%

Sales and marketing expenses increased by $2.0 million, or 67%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased by $0.5 million, or 96%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, as we continue to invest in product development.

Operations expenses increased by $0.9 million, or 21%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased by $22.1 million, or 209%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a $10.4 million increase in stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction and the Acquisition, $3.4 million in integration, acquisition and transaction costs in connection with the Merger Transaction and the Acquisition, and other costs associated with transitioning to a publicly traded company.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Stock-Based Compensation	Depreciation and Amortization	Integration Costs(1)	Stock-Based Compensation	Depreciation and Amortization	Integration Costs(1)
	(dollars in thousands)
Sales and marketing	$343	$-	$-	$14	$-	$-
Research and development	274	-	-	41	-	-
Operations	315	-	-	34	-	-
General and administrative	9,705	1,697	5,909	158	815	2,503
Total	$10,637	$1,697	$5,909	$247	$815	$2,503

(1)	Represents integration, acquisition, transaction and executive severance costs.

Loss from Operations

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss from operations	$11,509	$5,229	$6,280	120%

Loss from operations increased by $6.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in loss from operations was due to an increase in selling, general and administrative expenses primarily due to stock-based compensation, costs associated with transitioning to a publicly traded company, and transaction costs in connection with the Acquisition of Access Physicians.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss from operations	$27,716	$9,656	$18,060	187%

Loss from operations increased by $18.1 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in loss from operations was due to an increase in selling, general and administrative expenses primarily due to stock-based compensation, costs associated with transitioning to a publicly traded company, and transaction costs in connection with the Acquisition of Access Physicians.

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Change in fair value of contingent consideration	$2,947	$-	$2,947	*

*	Percentage not meaningful

Change in fair value of contingent consideration increased by $3.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was due to the re-measurement of the fair value of contingent consideration recorded in associated with the Acquisition of Access Physicians.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Change in fair value of contingent consideration	$2,947	$-	$2,947	*

*	Percentage not meaningful

Change in fair value of contingent consideration increased by $3.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was due to the re-measurement of the fair value of contingent consideration recorded in associated with the Acquisition of Access Physicians.

Gain on Contingent Shares Issuance Liabilities

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$2,192	$-	$2,192	*

*	Percentage not meaningful

Gain on contingent shares issuance liabilities was $2.2 million for the three months ended June 30, 2021, due to the re-measurement of the fair value of contingent shares issuance liabilities subsequent to the Merger Transaction.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$5,644	$-	$5,644	*

*	Percentage not meaningful

Gain on contingent shares issuance liabilities was $5.6 million for the six months ended June 30, 2021, due to the re-measurement of the fair value of contingent shares issuance liabilities subsequent to the Merger Transaction.

Loss on Puttable Option Liabilities

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss on puttable option liabilities	$-	$96	$(96)	*

*	Percentage not meaningful

Loss on puttable option liabilities decreased to $0 for the three months ended June 30, 2021, because the puttable options ceased to be outstanding upon their exercise in connection with the closing of the Merger Transaction in the fourth quarter of 2020.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss on puttable option liabilities	$-	$105	$(105)	*

*	Percentage not meaningful

Loss on puttable option liabilities decreased to $0 for the six months ended June 30, 2021, because the puttable options ceased to be outstanding upon their exercise in connection with the closing of the Merger Transaction in the fourth quarter of 2020.

Interest Expense

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$5,124	$2,836	$2,288	81%

Interest expense increased by $2.3 million, or 81%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the acceleration of debt discounts and premiums associated with the early prepayment of debt in the second quarter of 2021.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$5,298	$5,616	$(318)	6%

Interest expense decreased by $0.3 million, or 6%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the payoff of then-outstanding debt at the closing of the Merger Transaction in the fourth quarter of 2020.

Income Tax Benefit (Expense)

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$(17)	$(2)	$(15)	*

*	Percentage not meaningful

Income tax expense was consistent for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$317	$(3)	$320	*

*	Percentage not meaningful

Income tax expense decreased by $0.3 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 as a result of the release of a valuation allowance upon recording a deferred tax liability in connection with the Acquisition.

Net Loss

	Three Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$(14,458)	$(8,163)	$(6,295)	77%

Net loss increased by $6.3 million, or 77%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The change in net loss was due to the increase in the loss from operations as described above, a gain on contingent shares issuance liabilities, and an increase in the interest expense related to the acceleration of debt discounts and premiums associated with the early prepayment of debt in the second quarter of 2021.

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$(27,053)	$(15,380)	$(11,673)	76%

Net loss increased by $11.7 million, or 76%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The change in net loss was due to the increase in the loss from operations as described above, a gain on contingent shares issuance liabilities, an increase in the interest expense related to the acceleration of debt discounts and premiums associated with the early prepayment of debt in the second quarter of 2021 and a tax benefit related to the Acquisition.

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Adjusted gross profit	$9,255	$5,453	$15,535	$10,463
Adjusted gross margin	37%	40%	39%	37%
Adjusted EBITDA	$(5,418)	$(1,634)	$(9,969)	$(4,299)

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

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted gross profit and adjusted gross margin are non-GAAP financial measures that our management uses to assess our overall performance. We define adjusted gross profit as GAAP gross profit, plus depreciation and amortization (including internal-use software), equipment leasing costs and stock-based compensation. Our practice of procuring equipment through lease financing ceased in the second quarter of 2017. We define adjusted gross margin as our adjusted gross profit divided by our revenues. We believe adjusted gross profit and adjusted gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of depreciation and amortization and equipment lease costs. The following table presents a reconciliation of adjusted gross profit from the most comparable GAAP measure, gross profit, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
					Change	% Change	Change	% Change
	(dollars in thousands)
Revenues	$24,960	$13,554	$39,781	$28,361	$11,406	84%	$11,420	40%
Cost of revenues	16,937	9,030	26,704	19,743	7,907	88%	6,961	35%
Gross profit	8,023	4,524	13,077	8,618	3,499	77%	4,459	52%
Add:
Depreciation and amortization	1,222	911	2,444	1,803	311	34%	641	36%
Equipment leasing costs	4	18	8	42	(14)	(78)%	(34)	(81)%
Stock-based compensation(1)	6	-	6	0	6	*	6	*
Adjusted gross profit	$9,255	$5,453	$15,535	$10,463	3,802	70%	5,072	48%
Adjusted gross margin (as a percentage of revenues)	37%	40%	39%	37%

*	Percentage not meaningful
(1)	Stock-based compensation relates to participation by physicians in our ESPP.

Adjusted gross profit increased by $3.8 million and $5.1 million, or 70% and 48%, for the three and six months ended June 30, 2021, respectively, compared to three and six months ended June 30, 2020, respectively. This increase was primarily due to an increase in demand for core consultations and the Acquisition over the same periods.

Adjusted EBITDA

We believe that adjusted EBITDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization (including internal-use software), stock-based compensation, gain on puttable option liabilities, gain on contingent shares issuance liabilities, change in fair value of contingent consideration, and integration, acquisition, transaction and executive severance costs. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. The following table reconciles net loss to adjusted EBITDA:

	Three Months Ended June 30		Six Months Ended June 30,		Three Months Ended June 30		Six Months Ended June 30,
	2021	2020	2021	2020	Change $	Change %	Change $	Change %
	(dollars in thousands)
Net loss	$(14,458)	$(8,163)	$(27,053)	$(15,380)	$(6,295)	77%	$(11,673)	76%
Add:
Interest expense	5,124	2,836	5,298	5,616	2,288	81%	(318)	(6)%
Income tax (benefit) expense	17	2	(317)	3	15	*	(320)	*
Depreciation and amortization	2,480	1,317	4,141	2,607	1,163	88%	1,534	59%
Stock-based compensation	4,786	148	10,644	247	4,638	3,134%	10,397	4,209%
Gain on puttable option liabilities	-	96	-	105	(96)	(100)%	(105)	(100)%
Gain on contingent shares issuance liabilities	(2,192)	-	(5,644)	-	(2,192)	*	(5,644)	*
Gain on change in fair value of contingent consideration	(2,947)	-	(2,947)	-	(2,947)	*	(2,947)	*
Integration, acquisition, transaction, and executive severance costs	1,772	2,130	5,909	2,503	(358)	(17)%	3,406	136%
Adjusted EBITDA	$(5,418)	$(1,634)	$(9,969)	$(4,299)	(3,784)	232%	(5,670)	132%

*	Percentage not meaningful

Adjusted EBITDA decreased by $3.8 million and $5.7 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. This change was mainly driven by revenues increasing over the same period, primarily due to an increase in revenue due to the Acquisition and new implementations and facilities, offset by an increase in physician fees as a result of a higher volume of core consultations in the 2021 periods resulting from an increased demand for our services, and an increase in selling, general, and administrative expenses from the Acquisition, focused investments in our go-to-market function and other marketing to drive brand awareness.

Liquidity and Capital Resources

As of June 30, 2021, our principal source of liquidity was cash and cash equivalents of $50.0 million. We believe that our cash and cash equivalents as of June 30, 2021, together with availability under our Term Loan Facility, and our expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect our principal sources of liquidity will continue to be our cash and cash equivalents and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.

Indebtedness

Term Loan Facility

On March 26, 2021, we entered into the Term Loan Agreement with SLR Investment, as collateral agent on behalf of the individual lenders, providing for a Term Loan Facility of up to $125.0 million. Under the Term Loan Facility, $85.0 million was immediately available and borrowed on March 26, 2021, in two tranches consisting of $75.0 million (“Term A1 Loan”) and $10.0 million (“Term A2 Loan” and, together with the Term A1 Loan, the “Term A Loans”) to finance a portion of the closing cash consideration for the Acquisition. An additional $15 million will be made available subject to the terms and conditions of the Term Loan Agreement in two tranches as follows: (i) a $2.5 million ($12.5 million if the Term A2 Loan is earlier prepaid) to be drawn by June 20, 2022 (“Term B Loan”), subject to no event of default as defined in the Term Loan Agreement and the Company achieving the net revenue milestone of at least $55.0 million on a trailing six-month basis by June 20, 2022; and (ii) a $12.5 million to be drawn by December 20, 2022 (“Term C Loan”), subject to no event of default as defined in the Term Loan Agreement and the Company achieving the net revenue milestone of at least $65.0 million on a trailing six-month basis by December 20, 2022. The Term Loan Facility also provides for an uncommitted term loan in the principal amount of up to $25.0 million (“Term D Loan” and, collectively with the Term A Loans, the Term B Loan and the Term C Loan, the “Term Loans”), which availability is subject to the sole and absolute discretionary approval of the lenders and the satisfaction of certain terms and conditions in the Term Loan Agreement.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to 7.47% plus the greater of (a) 0.13% and (b) LIBOR (the “Applicable Rate”), payable monthly in arrears beginning on May 1, 2021. Until May 1, 2024, the Company will pay only interest monthly. However, the Term Loan Agreement has an interest-only extension clause which offers the Company the option to extend the interest-only period for six months until November 1, 2024, after having achieved two conditions: (i) a minimum of six months of positive EBITDA prior to January 31, 2024; and (ii) being in compliance with the net revenue financial covenant described below. In either case, the maturity date for each Term Loan is April 1, 2026.

The Term Loan Agreement includes two financial covenants requiring (i) the maintenance of a minimum liquidity level of at least $5.0 million at all times; and (ii) minimum net revenues measured quarterly on a trailing twelve-month basis of at least $81.8 million on March 31, 2022, $88.2 million on June 30, 2022, $94.5 million on September 30, 2022, $100.9 million on December 31, 2022, and thereafter 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023. The Term Loan Agreement also contains customary affirmative and negative covenants which, in certain circumstances, would limit the Company’s ability to engage in mergers or acquisitions and dispose of any of its subsidiaries.

The Term Loan Facility is guaranteed by all of the Company’s wholly owned subsidiaries, including the entities acquired pursuant to the Acquisition, subject to customary exceptions. The Term Loan Facility is secured by first priority security interests in substantially all of the Company’s assets, subject to permitted liens and other customary exceptions.

On June 4, 2021, we used a portion of the proceeds from our recent public offering to make a payment of $10.5 million to repay the Term A2 Loan, including related prepayment premiums and accrued interest. As of June 30, 2021, the outstanding principal balance of these Term Loans was $75.0 million.

See Note 10 in our condensed consolidated financial statements included elsewhere in this report for further information.

Subordinated Note

On March 26, 2021, the Company issued the Subordinated Note in an aggregate principal amount of $13.5 million in favor of SOC Holdings LLC, an affiliate of Warburg Pincus, for proceeds at closing of $11.5 million, which proceeds were used to finance a portion of the closing cash consideration for the Acquisition. The unpaid balance of the Subordinated Note accrues interest at an escalating rate per annum initially equal to 7.47% plus the Applicable Rate under the Term Loan Facility, increasing to 10.87% plus the Applicable Rate on September 30, 2021, and then an additional 2.00% each year thereafter, and will be added to the principal amount of the Subordinated Note on a monthly basis. The maturity date of the Subordinated Note is the earliest to occur of September 28, 2026, and the occurrence of a change of control. The Subordinated Note is fully subordinated to the Term Loan Facility and may only be repaid in accordance with the terms of the Term Loan Agreement. The Subordinated Note further provides that we are obligated to repay a portion of the principal amount outstanding under the Term Loan Facility and the balance of the Subordinated Note from the proceeds of any offering by us of our equity securities. On June 4, 2021, we used a portion of the proceeds from our recent public offering to make a payment of $13.7 million to repay the balance of the Subordinated Note.

See Note 10 in our condensed consolidated financial statements included elsewhere in this report for further information.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(18,038)	$(7,065)
Investing activities	(92,519)	(3,312)
Financing activities	121,808	10,893
Net increase in cash, cash equivalents and restricted cash	$11,251	$516

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021, was $18.0 million, consisting primarily of a net loss of $27.1 million, offset by a decrease in working capital of $0.4 million and non-cash charges of $9.5 million. The changes in working capital were primarily due to an increase in accounts receivable and a decrease in prepaid expenses and other current assets due to timing of payments. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense, provision for accounts receivable allowances, and non-cash interest expense, changes in fair value of contingent consideration and gain on contingent share issuance liabilities.

Net cash used in operating activities for the six months ended June 30, 2020, was $7.1 million, consisting primarily of a net loss of $15.4 million, offset by a change in working capital of $3.1 million and net non-cash charges of $5.2 million. The changes in working capital were primarily due to an increase in accounts receivable and an increase in accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, provision for accounts receivable allowances, and non-cash interest expense.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2021, was $92.5 million, consisting of $89.8 million in net cash paid in connection with the Acquisition, $2.1 million in capitalized software development costs, and $0.6 million in purchases of property and equipment.

Net cash used in investing activities in the six months ended June 30, 2020, was $3.3 million, consisting of $2.1 million in capitalized labor and $1.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021, was $121.8 million, consisting of $94.7 million net proceeds from borrowings under the Term Loan Facility and proceeds from the Subordinated Note issued in connection with the Acquisition and $51.5 million of net proceeds from the issuance of Class A common stock, offset by $24.5 million in partial repayment of borrowings under the Term Loan Facility and Subordinated Note.

Net cash provided by financing activities in the six months ended June 30, 2020, was $10.9 million, consisting $10.9 million of net proceeds from the issuance of contingently redeemable preferred stock.

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

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Six Months Ended June 30,
	2021 (1)	2020 (2)
Expected dividends	-	0.0%
Weighted-average volatility	-	80.0%
Expected term (in years)	-	1 - 5
Risk-free interest rate	-	0.15% - 0.40%

(1)	No new grants issued for the period ended June 30, 2021.

(2)	No new grants were issued in the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

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

The fair value of each grant made for the six-month period ended June 30, 2021, was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Six Months Ended June 30,
	2021	2020 (1)
Current stock price	$ 7.43 – 7.52	-
Expected volatility	55.0% - 65.0%	-
Expected term (in years)	3.5	-
Risk-free interest rate	0.24% - 0.33%	-

(1)	No PSUs were issued for the six-month period ended June 30, 2020.

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

Long-lived assets (property and equipment and capitalized software costs) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, we evaluate the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses through June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $50.0 million and $38.8 million as of June 30, 2021, and December 31, 2020, respectively. Our cash is held in non-interest-bearing accounts at high-credit quality financial institutions and is not subject to interest rate risk. At times, such amounts may exceed federally insured limits.

As of June 30, 2021, we had $75.0 million in variable rate debt outstanding. The maturity date for each Term Loan comprising the Term Loan Facility is April 1, 2026, and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to 7.47% plus the greater of LIBOR and 0.13%. An immediate 100 basis point change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, because of the material weaknesses in our internal control over financial reporting described below.

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

Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified a material weakness in its internal control over financial reporting related to the design of its control environment. In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we and our independent registered public accounting firm identified material weaknesses (including the previously identified material weakness) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that, as of December 31, 2020, our internal control over financial reporting was ineffective due to the following material weaknesses:

●	We determined that we had a material weakness related to the design of our control environment because we did not (i) maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements; (ii) maintain sufficient evidence of formal procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, nor were monitoring controls evidenced at a sufficient level to provide the appropriate level of oversight of activities related to our internal control over financial reporting; and (iii) design and maintain effective controls over segregation of duties with respect to creating and posting manual journal entries.

●	We determined that we had a material weakness related to informational technology (“IT”) general controls because we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that information technology and data changes affecting financial IT applications and underlying accounts records are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel.

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

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the Merger Transaction and in connection with the integration of Access Physicians into our overall internal processes. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial position, results of operations or cash flows. Information with respect to this Part II, Item 1 may be found under the heading “Contingencies” in Note 16 to the condensed consolidated financial statements in this report, which information is incorporated into this Part II, Item 1 by reference.

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

We have incurred net losses on an annual basis since our inception. For the three and six months ended June 30, 2021, we incurred net losses of $14.5 million and $27.1 million, respectively, compared to net losses of $8.2 million and $15.4 million for the three and six months ended June 30, 2020, respectively. We had an accumulated deficit of approximately $263.3 million as of June 30, 2021. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards enhancing our services and platform, growing our business and operating as a public company and as we continue to invest in increasing our hospital and healthcare system customer base, expanding our operations, hiring additional employees, and developing future offerings. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, revenue from sales of our telemedicine consultation services, and the incurrence of indebtedness. Our cash flow from operations was negative for the three and six months ended June 30, 2021, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to address these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our Class A common stock.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to complete these growth initiatives successfully, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costlier to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business may be harmed.

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

In connection with the Acquisition, we funded the cash portion of the purchase price in part with proceeds from the Term Loan Facility. Our substantial indebtedness as a result of these borrowings, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our debt agreements could have important consequences to us, including limiting funds otherwise available for financing our operations, capital expenditures, selling and marketing efforts, development of new solutions, future business opportunities and other purposes by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to incur or prepay existing indebtedness, pay dividends or distributions, dispose of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business, among other things; making us more vulnerable to rising interest rates, as borrowings under the Term Loan Facility bear variable rates of interest; and making us more vulnerable in the event of a downturn in our business.

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

While we continue to implement this plan to remediate the material weaknesses described above, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. If our steps are insufficient to remediate the material weaknesses successfully and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our Class A common stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, causing us to fail to meet our reporting obligations.

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

As of June 30, 2021, investment funds owned by Warburg Pincus LLC (“Warburg Pincus”) and its affiliates beneficially owned approximately 33.8% of our outstanding Class A common stock. As long as Warburg Pincus owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors (the “Board”), any amendment to our amended and restated certificate of incorporation or amended and restated by-laws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, in connection with the Merger Transaction, we entered into an Investor Rights Agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus has the right to designate (i) up to five of nine directors for as long as it beneficially owns at least 50% of the issued and outstanding shares of Class A common stock, (ii) up to three of nine directors for so long as it beneficially owns at least 35% but less than 50% of the issued and outstanding shares of Class A common stock, (iii) up to two of seven directors for so long as it beneficially owns at least 15% but less than 35% of the issued and outstanding shares of Class A common stock and (iv) up to one of seven directors for so long as it beneficially owns at least 5% but less than 15% of the issued and outstanding shares of Class A common stock. Thomas J. Carella and Amr Kronfol, each a Managing Director of Warburg Pincus, are members of the Board and are deemed to be director designees of Warburg Pincus. Warburg Pincus’ influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock.

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

In connection with the completion of the Merger Transaction, we entered into an Amended and Restated Registration Rights Agreement with Warburg Pincus and the sponsor of the pre-Merger Transaction company, HCMC Sponsor LLC (the “Sponsor”), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to the approximately 39.0 million shares of Class A common stock held by Warburg Pincus and the Sponsor and their respective permitted transferees, in addition to the warrants originally issued in a private placement to the Sponsor in connection with HCMC’s initial public offering and the up to 350,000 shares of our Class A common stock issuable upon the exercise of the private placement warrants. We have also agreed to register for resale the 16.8 million shares of our Class A common stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Merger Transaction and the 12.5 million shares of Class A common stock issuable upon exercise of our publicly held warrants to purchase shares of Class A common stock. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on December 8, 2020, to register the resale of up to 69.3 million shares of our Class A common stock, including 33.9 million shares of Class A common stock held by Warburg Pincus, the 16.8 million PIPE shares and 12.85 million shares of Class A common stock issuable upon exercise of our outstanding warrants. Shares of Class A common stock sold under such registration statement can be freely sold in the public market. In addition, in connection with the completion of the Acquisition, we agreed to register for resale the 13.8 million shares of our Class A common stock issued to the Sellers at the closing of the Acquisition and any shares of Class A common stock that we may issue in the future under deferred vesting agreements or, in our sole discretion, as payment in respect of certain earn-out amounts and other deferred consideration in accordance with the terms of the Purchase Agreement. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on August 10, 2021, covering the resale of the 13.8 million shares of our Class A common stock issued to the Sellers at the closing of the Acquisition The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

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

In addition, in connection with our recent public offering that closed in June 2021, each of our directors and executive officers and Warburg Pincus entered into lock-up agreements that restrict their ability to sell or transfer their shares of our Class A common stock during the period ending August 24, 2021, subject to certain exceptions. However, Credit Suisse Securities (USA) LLC, a representative of the several underwriters in the offering, may, in its sole discretion, waive the contractual lock-up before the lock-up agreements expire. After the lock-up agreements expire, shares held by our directors and executive officers and Warburg Pincus will be eligible for sale in the public market, which shares will be subject to volume limitations under Rule 144 of the Securities Act.

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

As of June 30, 2021, warrants to purchase an aggregate of approximately 12.85 million shares of our Class A common stock were outstanding and exercisable. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp., Sabre Merger Sub I, Inc., Sabre Merger Sub II, LLC, and Specialists On Call, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
2.2+	Membership Interest and Stock Purchase Agreement, dated as of March 26, 2021, by and among SOC Telemed, Inc., Access Physicians Management Services Organization, LLC, HEP AP-B Corp., Health Enterprise Partners III, L.P., the persons listed on Exhibit A thereto, and AP Seller Rep, LLC, as representative of the sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-235253), filed with the SEC on December 4, 2019).
4.2	Warrant Agreement, dated December 12, 2019, between Continental Stock Transfer & Trust Company and Healthcare Merger Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2019).
10.12#	SOC Telemed, Inc. 2020 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 10, 2021).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Financial statements from the Quarterly Report on Form 10-Q of SOC Telemed, Inc. for the quarterly period ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

†	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

+	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOC Telemed, Inc.

Date: August 12, 2021	By:	/s/ Christopher K. Knibb
	Name:	Christopher K. Knibb
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)