Form 10-Q
period 2021-09-30
SOC Telemed, Inc.
filed 2021-11-12
CIK 1791091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the registrant’s Class A common stock outstanding as of November 10, 2021, was 100,839,901.

SOC Telemed, inc.

Quarterly report on form 10-Q
For the Quarterly Period ended SEPTEMBER 30, 2021

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Acquisition, which may be affected by, among other things, competition and our ability to manage our growth following the Acquisition;

●	our financial performance and capital requirements;

●	our expectations relating to bookings and revenues;

●	our market opportunity and our ability to estimate the size of our target market;

●	our ability to retain our existing customers and to increase our number of customers;

●	potential acquisitions and integration of complementary businesses and technologies;

●	our ability to maintain and expand our network of established, board-certified physicians and other provider specialists;

●	our ability to attract, integrate, and retain key personnel and highly qualified personnel;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the implementation and effects of our restructuring plan;

●	the effects of the COVID-19 pandemic on our business and operations;

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	the possibility that our business may be harmed by other economic, business, and/or competitive factors; and

●	other factors described in this report, including those described in the section entitled “Risk Factors” under Part II, Item 1A of this report.

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

Part I—Financial Information

Item 1. Financial Statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents (from variable interest entities $12,357 and $1,942, respectively)	$37,727	$38,754
Accounts receivable, net of allowance for doubtful accounts of $488 and $447 (from variable interest entities, net of allowance $12,650 and $8,192, respectively)	14,361	8,721
Inventory	1,303	-
Prepaid expenses and other current assets (from variable interest entities $15 and $0, respectively)	4,434	1,609
Total current assets	57,825	49,084

Property and equipment, net	3,855	4,092
Capitalized software costs, net	9,957	8,935
Intangible assets, net	45,081	5,988
Goodwill	155,099	16,281
Deposits and other assets	1,801	559
Total assets	$273,618	$84,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (from variable interest entities $3,100 and $692, respectively)	$5,387	$2,809
Accrued expenses (from variable interest entities $3,303 and $1,349, respectively)	11,163	8,293
Deferred revenues	520	610
Capital lease obligations	22	-
Other Current Liabilities	282	-
Stock-based compensation liabilities	-	4,228
Total current liabilities	17,374	15,940

Deferred revenues	960	923
Capital lease obligations	52	-
Long-term debt, net of unamortized discount and debt issuance costs	73,897	-
Contingent shares issuance liabilities	2,725	12,450
Other long-term liabilities (from variable interest entities $0 and $157, respectively)	403	560
Total liabilities	$95,411	$29,873

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2021, and December 31, 2020; 98,853,186 and 74,898,380 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively.	10	8
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021, and December 31, 2020, respectively.	-	-
Additional paid-in capital	452,115	291,277
Accumulated deficit	(273,918)	(236,219)
Total stockholders’ equity	178,207	55,066

Total liabilities and stockholders’ equity	$273,618	$84,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$26,684	$15,132	$66,465	$43,493

Cost of revenues	18,561	9,534	45,265	29,277

Operating expenses
Selling, general and administrative	21,247	11,993	64,987	30,267
Changes in fair value of contingent consideration	(318)	-	(3,265)
Total operating expenses	20,929	11,993	61,722	30,267
Loss from operations	(12,806)	(6,395)	(40,522)	(16,051)

Other income (expense)
Gain on contingent shares issuance liabilities	4,081	-	9,725	-
Loss on puttable option liabilities	-	(412)	-	(517)
Interest expense	(1,775)	(2,853)	(5,047)	(8,469)
Interest expense – Related party	-	(21)	(2,026)	(21)
Total other income (expense)	2,306	(3,286)	2,652	(9,007)
Loss before income taxes	(10,500)	(9,681)	(37,870)	(25,058)

Income tax benefit (expense)	(146)	(7)	171	(10)

Net loss and comprehensive loss	$(10,646)	$(9,688)	$(37,699)	$(25,068)
Accretion of contingently redeemable preferred stock	-	(2,152)	-	(5,670)
Net loss attributable to common stockholders	$(10,646)	$(11,840)	$(37,699)	$(30,738)

Net loss per share attributable to common stockholders
Basic	$(0.11)	$(0.34)	$(0.43)	$(0.89)
Diluted	$(0.11)	$(0.34)	$(0.43)	$(0.89)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	98,377,279	34,345,197	88,675,997	34,345,197
Diluted	98,377,279	34,345,197	88,675,997	34,345,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	74,898,380	$8	-	-	$291,277	$(236,219)	$55,066

Stock-based compensation	-	-	-	-	10,086	-	10,086

Common stock issued as consideration for business acquisition (Access Physicians)	13,753,387	1	-	-	91,693	-	91,694

Net loss	-	-	-	-	-	(12,595)	(12,595)

Balance, March 31, 2021	88,651,767	$9	-	-	$393,056	$(248,814)	$144,251

Exercise of stock options	13,532	-	-	-	42	-	42

Release of RSUs	368,341	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	4,786	-	4,786

Issuance of Class A Common stock, net of issuance costs	9,200,000	1	-	-	51,544	-	51,545

Net loss	-	-	-	-	-	(14,458)	(14,458)

Balance, June 30, 2021	98,233,640	$10	-	-	$449,428	$(263,272)	$186,166

Release of RSUs	619,546	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	2,687	-	2,687

Net loss	-	-	-	-	-	(10,646)	(10,646)

Balance, September 30, 2021	98,853,186	$10	-	-	$452,115	$(273,918)	$178,207

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	34,140,909	$3	(90,302)	$(768)	$87,199	$(186,372)	$(99,938)

Stock-based compensation	-	-	-	-	99	-	99

Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(1,495)	-	(1,495)

Net loss	-	-	-	-	-	(7,217)	(7,217)

Balance, March 31, 2020	34,140,909	$3	(90,302)	$(768)	$85,803	$(193,589)	$(108,551)

Stock-based compensation	-	-	-	-	148	-	148

Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(2,023)	-	(2,023)

Net loss	-	-	-	-	-	(8,163)	(8,163)

Balance, June 30, 2020	34,140,909	$3	(90,302)	$(768)	$83,928	$(201,752)	$(118,589)

Stock-based compensation	-	-	-	-	1,033	-	1,033

Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(2,152)	-	(2,152)

Net loss	-	-	-	-	-	(9,688)	(9,688)

Balance, September 30, 2020	34,140,909	$3	(90,302)	$(768)	$82,809	$(211,440)	$(129,396)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,699)	$(25,068)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,723	4,008
Stock-based compensation	13,331	1,280
Change in fair value of contingent consideration	(3,265)	-
Loss on puttable option liabilities	-	517
(Gain) on contingent shares issuance liabilities	(9,725)	-
Bad debt expense	66	64
Accrued interest on convertible bridge debt (related party)	-	21
Paid-in kind interest on long-term debt	203	2,310
Amortization of debt issuance costs and issuance discount	3,737	1,073
Income tax benefit	(241)	-
Change in assets and liabilities, net of acquisitions
Accounts receivable, net of allowance	(104)	1,661
Prepaid expense and other current assets	(2,189)	(599)
Inventory	79	-
Deposits and other non-current assets	(957)	32
Accounts payable	115	891
Accrued expenses and other liabilities	1,809	1,657
Deferred revenues	(53)	213
Net cash used in operating activities	(28,170)	(11,940)

Cash flows from investing activities:
Capitalization of software development costs	(3,099)	(3,252)
Purchase of property and equipment	(989)	(1,724)
Acquisition of business, net of cash	(90,306)	-
Net cash used in investing activities	(94,394)	(4,976)

Cash flows from financing activities:
Principal payments under capital lease obligations	(6)	(66)
Proceeds from long-term debt, net of discount	82,980	3,961
Proceeds from Related-party – Unsecured subordinated promissory note, net of unamortized discount	11,474	-
Repayment of long-term debt	(10,795)	-
Repayment of Related-party – Unsecured subordinated promissory note	(13,703)	-
Proceeds from exercise of stock options	42	-
Payment of deferred transaction related costs	-	(63)
Issuance of contingently redeemable preferred stock	-	10,938
Proceeds from issuance of Class A Common Stock, net of issuance costs	51,545	-
Net cash provided by financing activities	121,537	14,770

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,027)	(2,146)
Cash and cash equivalents at beginning of the period	38,754	4,541
Cash and cash equivalents at end of the period	$37,727	$2,395

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$27	$46
Cash paid during the period for interest	2,685	5,198

Supplemental schedule of non-cash investing and financing transactions:
Accretion of contingently redeemable preferred stock	$-	$5,670
Assets acquired under capital lease arrangements	80	26
Purchase of property and equipment reflected in accounts payable and accruals at the period end	84	465

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

SOC Telemed, Inc. and Subsidiaries and Affiliates (collectively, the “Company”, “SOC Telemed”, and “SOC”) is the leading provider of telemedicine services and technology to U.S. hospitals and healthcare systems. We provide technology enabled clinical solutions which include teleNeurology, telePsychiatry, teleCritical Care, telePulmonology, teleCardiology and other specialties. We are committed to improving patient care by providing advanced, real-time telemedicine and the highest quality critical consultation services by connecting specialist physicians with on-site providers 24 hours a day, every day of the year. The Company is a health services management company that is responding to the need for rapid, effective treatment of patients and the shortage of specialist physicians. The Company operates as a single operating and reportable segment.

As discussed in Note 4, Business Combinations, on March 26, 2021, the Company consummated the acquisition of Access Physicians Management Services Organization, LLC (“Access Physicians” or “AP”), a multi-specialty acute telemedicine provider.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of SOC Telemed, Inc. and its Subsidiaries and Affiliates and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial data and the other financial information disclosed in these notes to the condensed financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be anticipated for any other future annual or interim period. These condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with SEC on March 30, 2021 (the “Annual Report”). Certain information and note disclosures normally included in the audited consolidated financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to SEC rules and regulations.

As of September 30, 2021, and December 31, 2020, SOC Telemed, Inc. or its subsidiaries are party to administrative support services agreements, management services agreements or similar arrangements (collectively, “Administrative Agreements”) in California, Georgia, Kansas (in 2021, only), New Jersey, and Texas by and among it or its subsidiaries and the professional corporations pursuant to which each professional corporation provides services to SOC Telemed’s customers. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. As discussed in Note 5, Variable Interest Entities, SOC Telemed, Inc. holds a variable interest in the professional corporations and, accordingly, the professional corporations are considered variable interest entities (“VIE” or “VIEs”) which are denominated Affiliates for consolidation purposes.

The Company also consolidates its wholly owned subsidiaries (NeuroCall, JSA, Access Physicians and Tele-Physicians Practice Maryland) as discussed in Note 5, Variable Interest Entities.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions are eliminated upon consolidation.

COVID – 19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on certain developments, including the duration and spread of the pandemic and the emergence of new variants of COVID-19.

While not currently known, the full year impact of COVID-19 could have a material impact on the operations of the Company’s business. For the three and nine months ended September 30, 2021, the Company’s variable revenues, excluding the consolidated revenues of Access Physicians, increased relative to the same periods in 2020 as a result of the higher volume of consultations due to recovery from the COVID-19 pandemic with corresponding impacts on our cost of sales due to increased demand for consultations. For more details, see Going Concern Consideration below.

The Company continues to closely monitor the current macro environment related to monetary and fiscal policies, as well as pandemics or epidemics, such as the COVID-19 outbreak.

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

As of September 30, 2021, the Company has experienced negative cash flows and losses from operations each period since inception and has an accumulated deficit of $273.9 million. The Company incurred net losses of $10.6 million and $9.7 million for the three months ended September 30, 2021 and 2020 respectively and $37.7 million and $25.1 million for the nine months ended September 30, 2021 and 2020, respectively. The cash outflows from operations were $28.2 million and $11.9 million for the nine months ended September 30, 2021 and 2020, respectively. In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. The Company experienced a reduction in service utilization in and around the same time and consequently experienced a decrease in revenue and margin. The Company immediately responded by adjusting variable costs, including physician fees, travel expenses, and other discretionary spending to preserve margins which included real time assessment of physician coverage needs to appropriately align with changes in utilization experienced as a result of the COVID-19 pandemic. In the third quarter of 2021 the service utilization has recovered to pre COVID-19 levels however the Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of the business and continuously modifying operational protocols, cost structure, and discretionary spending to evolving business conditions. Notwithstanding these efforts, the Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As discussed in Note 19, Subsequent Events, the Board of Directors of the Company approved certain strategic, operational and organizational plans to improve productivity and reduce complexity in the way the Company manages its business. In connection with these actions, the Company expects to reduce non-clinical headcount by approximately 12%. These actions are expected to be substantially completed by the end of 2021. Additionally, as discussed in Note 19, Subsequent Events, the Company entered into an amendment to its term loan agreement, pursuant to which the net revenue milestone for the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis, which made the tranche immediately available to be drawn. In connection with the amendment, the Company borrowed the full $12.5 million of the Term B Loan on November 10, 2021. The Company expects that its cash and cash equivalents of $37.7 million as of September 30, 2021, together with the $12.5 million borrowed under the Term B Loan in November 2021, will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from the issuance of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

For the three and nine months ended September 30, 2021 and 2020 no customer accounts for more than 10% of the Company’s total revenues and accounts receivable.

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

No impairments were recorded during the three and nine months ended September 30, 2021 and 2020.

Impairment of Long-Lived Assets

The Company determines whether long-lived assets are to be held for use or disposal. The Company monitors its long-lived assets for events or changes in circumstances that indicate that their carrying values may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, the Company evaluates the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. No impairments were recorded during the three and nine months ended September 30, 2021 and 2020.

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

The Company enters into service contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the customers pay a fixed monthly fee for physician consultation services. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the customers also pay a variable consultation fee for the additional service. Under certain contracts, the Company receives payments from patients, third-party payers and others for services rendered. The third-party payers pay the Company based on contracted rates or the entities’ billed charges. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment, which can be provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services. Prior to the start of a contract, customers generally make upfront nonrefundable payments to the Company when contracting for Company training, maintenance, equipment and implementation services.

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

Revenues are recognized when the Company satisfies its performance obligation to provide on-demand telemedicine consultation services. The consultations covered by the fixed monthly fee and obligation to provide on-demand consultations represented 70% and 68% of revenues for the three months ended September 30, 2021 and 2020, respectively, and 70% and 68% of revenues for the nine months ended September 30, 2021 and 2020, respectively. Consultations that incur a variable fee due to the monthly quantity exceeding the number of consultations in the contract and payments from patients, third-party payers and other for services rendered represented 28% and 30% of revenues for the three months ended September 30, 2021 and 2020, respectively, and 27% and 30% of revenues for the nine months ended September 30, 2021 and 2020, respectively.

Upfront nonrefundable fees do not result in the transfer of a promised goods or service to the customer, therefore, the Company defers this revenue and recognizes it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue. The Company recognized $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively, of revenue into the income statement that had previously been deferred and recorded on the balance as a deferred revenue liability.

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

The Company is unable to predict the full impact that COVID-19 will have on its financial position, operating results and cash flows due to numerous uncertainties. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which cannot be predicted, including the duration and spread of the pandemic and the emergence of new variants of COVID-19. The Company’s unaudited condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Actual results may differ significantly from these estimates and assumptions.

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

As a result of the Merger Transaction, Legacy SOC Telemed shareholders received aggregate consideration of $720.6 million. In addition, 1,875,000 shares of the Company’s Class A common stock were provided to HCMC’s sponsor and are subject to forfeiture if the Company’s Class A common stock does not meet certain market price thresholds following the Merger Transaction. As of September 30, 2021, none of these shares have been released from such restrictions.

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

The total purchase price for this transaction approximated $186.9 million, comprised of $91.6 million in cash, $91.7 million in shares of Class A common stock, $0.3 million related to net working capital settlement pursuant to a settlement agreement executed on August 27, 2021, and an estimated $3.3 million of contingent consideration.

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

Access Physician’s directors and some executive employees held Profits Interest Units (“PIUs”) that were subject to accelerated vesting in connection with the acquisition. Since a portion of these PIUs relate to services rendered to Access Physicians prior to the acquisition, a portion of the replacement SOC equity awards’ fair value was included in the purchase price. As a result of the Acquisition, SOC issued 219,191 shares of replacement awards (“replacement awards”) in connection with unvested Access Physician equity units of which 43,838 vested immediately on the transaction date and 175,353 vest over twelve months from the date of acquisition. Eligible outstanding Access Physician’s PIUs were canceled and settled in cash and/or exchanged for replacement awards, pursuant to an exchange ratio in the acquisition agreement designed to maintain the intrinsic value of the awards immediately prior to the exchange. The awards that were settled in cash have a post-acquisition service condition of twelve months from the acquisition date. Since the payment for these awards was made on the acquisition date, a prepaid expense of $2.0 million was recorded on the acquisition date and amortized to compensation expense under selling, general and administrative expense in the consolidated statement of operations. The net prepaid balance as of September 30, 2021, is $0.8 million. Refer to Note 7, Prepaid Expenses and Other Current Assets. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share-based payment awards in conjunction with a business combination are modifications in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). As a result, the portion of the fair-value of replacement awards attributable to pre-acquisition services were included in measuring the consideration transferred in the business combination. The fair value of the unvested replacement awards was estimated to be approximately $3.6 million, of which $0.8 million is attributable to pre-combination service period. See additional details about the replacement equity awards in Note 14, Stock-Based Compensation.

As presented above, the acquisition of Access Physicians includes a contingent consideration arrangement (the “Earnout”) that requires additional consideration to be paid by SOC to the sellers of Access Physicians based on the future revenue and gross margin of the acquired business, in each case as calculated in accordance with the equity purchase agreement. In the event that revenue for calendar year 2021 (the “Earnout Covenant Period”) is equal to or greater than $40.0 million and gross margin over the same period is equal to or exceeds 39.0%, then SOC will make an additional cash payment to the sellers of $20.0 million. The Earnout is payable no later than in the second quarter of 2022. As of September 30, 2021, the range of the undiscounted amounts SOC estimates that could be paid under this contingent consideration agreement is either zero or $20.0 million. The fair value of the Earnout recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. As discussed in Note 6, Fair Value of Financial Instruments, that measure is based on significant Level 3 inputs not observable in the market. On September 30, 2021, the Company reassessed the fair value the Earnout. Given it is highly probable that none of the financial targets will be achieved by December 31, 2021, the contingent consideration liability was fully removed and a gain of $0.3 million and $3.3 million was recognized in changes in fair value of contingent consideration on the consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

The acquisition of Access Physicians also includes a second contingent consideration arrangement (the “Deferred Payment”). The Deferred Payment will only become payable if a certain number of specified Access Physicians executives remain employed by SOC through the second anniversary of the closing (the “Deferred Payment Period”). The amount (if any) of the Deferred Payment that can become payable by SOC to the sellers of Access Physicians is based on the 2021 calendar year revenue and gross margin of the acquired business, calculated in accordance with the Earnout described above. If revenue is less than $40.0 million or if gross margin is less than 39.0%, then no Deferred Payment will become payable. If revenue is equal to or greater than $40.0 million and less than $44.0 million and gross margin is equal to or greater than 39.0%, then the Deferred Payment will be an amount equal to 5 multiplied by revenue in excess of $40.0 million and will range between $0 and $20.0 million. If revenue is equal to or greater than $44.0 million and gross margin is equal to or greater than 39.0% and less than 41.0%, then the Deferred Payment will be $20.0 million. If revenue is equal to or greater than $46.0 million and gross margin is equal to greater than 41.0%, then the $20.0 million Deferred Payment will be increased by an amount equal to 5 multiplied by revenue in excess of $46.0 million (with no cap applied). The Deferred Payment is payable no later than in the second quarter of 2023. The Deferred Payment will be recognized over the Deferred Payment Period as compensation expense within operating expenses on the consolidated statements of operations when the Company determines it is probable to be paid. As of September 30, 2021, the Company’s assessment is that the Deferred Payment is not probable. Therefore, there is no accrual booked in the consolidated balance sheet.

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

The following table summarizes the consideration transferred to acquire Access Physicians and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred
Cash	$91,571
Common stock	91,694
Net working capital settlement	336
Contingent consideration	3,265
Total	$186,866

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$1,601
Accounts receivable	5,602
Inventories	1,382
Prepaid expenses and other current assets	636
Property and equipment	250
Capitalized software costs	871
Intangible assets	41,740
Deposits and other assets	285
Accounts payable	(2,831)
Accrued expenses	(1,247)
Deferred tax liability	(241)
Identifiable assets acquired and liabilities assumed, net	$48,048
Goodwill	$138,818

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

The acquired business contributed Revenues of $18.5 million and Net loss of $3.8 million to SOC Telemed for the period from March 26, 2021 to September 30, 2021. The following unaudited pro forma financial summary presents consolidated information of SOC Telemed as if the business combination had taken place on January 1, 2020 (in thousands):

	Pro forma (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$26,684	$22,238	$74,424	$62,103
Net loss	(13,827)	(10,255)	(41,708)	(40,019)

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

Access Physicians is a wholly owned subsidiary and as such is consolidated by SOC Telemed, Inc. Access Physicians comprises four entities: Access Physicians Management Services Organization, LLC (“AP”), Access Physicians, PLLC (“AP PLLC”), AP US 9, PC (“US 9”), and AP US 14, PA (“US 14”). AP PLLC, US 9, and US 14 are medical practices (the “AP Medical Practices”) and AP provides management services to the AP Medical Practices. More specifically, AP PLLC, US 9, and US 14 have entered into a management services agreement with AP. As a result, AP holds variable interests in the AP Medical Practices which contract with physicians in order to provide services to AP. The AP Medical Practices are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. These relationships are similar to the relationships between SOC Telemed, Inc. and the Tele-Physician Practices. Therefore, each of the AP Medical Practices are consolidated with Access Physicians.

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

Liabilities historically valued with Level 3 inputs included puttable option liabilities, contingent shares issuances, and contingent consideration. As of September 30, 2021 and December 31, 2020, the Company’s outstanding liabilities consisted of contingent shares issuances. The impact of revaluing the contingent shares issuance liabilities and puttable option liabilities is recorded within other income (expense) within the consolidated statements of operations.

As a result of the merger with HCMC on October 30, 2020, the Company measured its contingent shares issuance liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the contingent shares issuance liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the contingent shares issuance liabilities’ contractual lives based on the appropriate probability distributions and making assumptions about potential changes in control of the Company. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. As a result, $4.1 million and $0 were recognized for three months ended September 30, 2021 and 2020, respectively, and $9.7 million and $0 were recognized for the nine months ended September 30, 2021 and 2020, respectively, and included as gain on contingent shares issuance liabilities in the statements of operations. Refer to Note 12, Contingent Shares Issuance Liabilities, for further details.

As a result of the Acquisition in March 2021, as described in Note 4, Business Combinations, the Company measured its contingent consideration at fair value determined at Level 3. The fair value of the contingent consideration recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. The Company reassessed the contingent consideration and determined the fair value of the Earnout to be $0 as of September 30, 2021. As a result, a change in fair value of contingent consideration of $0.3 million and $3.3 million was recognized on the consolidated statements of operations for the three and nine months ended September 30, 2021.

The carrying value of Cash and Cash Equivalents approximate their fair value because of the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2021 and year ended December 31, 2020.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of September 30, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$37,727	$37,727	-	-	$37,727
Total	$37,727	$37,727	-	-	$37,727

Liabilities
Contingent shares issuance liabilities	$2,725	$-	$-	$2,725	$2,725
Total	$2,725	$-	$-	$2,725	$2,725

Fair Value Measurements as of December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,754	$38,754	-	-	$38,754
Total	$38,754	$38,754	-	-	$38,754

Liabilities
Contingent shares issuance liabilities	$12,450	$-	$-	$12,450	$12,450
Total	$12,450	$-	$-	$12,450	$12,450

The following table represents a reconciliation of the contingent shares issuance liabilities fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Shares Issuance Liabilities
Balance as of December 31, 2020	$12,450
(Gain) recognized in statements of operations	(9,725)
Balance as of September 30, 2021	$2,725

The following table represents a reconciliation of the contingent consideration fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration
Balance as of December 31, 2020	$-
Contingent consideration liability recorded in the opening balance sheet	3,265
Change in fair value of contingent consideration recognized in statements of operations	(3,265)
Balance as of September 30, 2021	$-

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At September 30, 2021 and December 31, 2020 prepaid expenses and other currents assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$2,957	$1,578
Prepaid replacement awards – Note 4	813	-
Short term deposits	74	2
Other current assets	590	29
	$4,434	$1,609

Prepaid expenses include prepayments related to information technology, insurance, commissions, tradeshows and conferences. The prepaid replacement awards represent cash paid to Access Physicians for settlement of profit interest units.

8. INTANGIBLE ASSETS

At September 30, 2021 and December 31, 2020 intangible assets consisted of the following (in thousands):

September 30, 2021	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 17 years	$48,575	$(5,064)	$43,511	15.3
Non-compete agreements	4 to 5 years	477	(80)	397	4.4
Trade names	2 to 5 years	3,023	(1,850)	1,173	1.3
Intangible assets, net		$52,075	$(6,994)	$45,081	14.7

December 31, 2020	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 10 years	$8,480	$(3,085)	$5,395	6.5
Non-compete agreements	4 to 5 years	45	(32)	13	2.0
Trade names	4 to 5 years	1,810	(1,230)	580	1.4
Intangible assets, net		$10,335	$(4,347)	$5,988	5.8

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of September 30, 2021 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2021 (remaining 3 months)	$1,120
2022	4,246
2023	3,217
2024	3,035
Thereafter	33,463
$45,081

9. GOODWILL

At September 30, 2021 and December 31, 2020 goodwill consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Beginning balance	$16,281	$16,281
Business combinations - Note 4	138,818	-
Balance at	$155,099	$16,281

The Company performed its last annual impairment test on December 31, 2020. There were no indications of impairment identified for the three and nine months ended September 30, 2021 and year ended December 31, 2020.

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

Solar Term Loan Facility

The table below represents the components of outstanding debt (in thousands):

	September 30, 2021	December 31, 2020
Term loan facility, effective interest rate 9.35%, due 2026	$78,713	$-
Less: Unamortized discounts, fees and issue costs	(4,816)	-
Balance at	$73,897	$-

In March 2021 the Company entered into a term loan agreement with Solar acting as a collateral agent on behalf of the individual lenders that committed to provide a senior secured term loan facility of up to $100.0 million. Under the term loan facility, $85.0 million was immediately available and borrowed on March 26, 2021 in two tranches consisting of $75.0 million (“Term A1 Loan”) and $10.0 million (“Term A2 Loan”). The remaining $15.0 million will be made available subject to the terms and conditions of the term loan agreement in two tranches as follows: (i) $2.5 million ($12.5 million if the Term A2 Loan is repaid earlier) to be drawn by June 20, 2022 (“Term B Loan”) subject to no event of default as defined in the term loan agreement and the Company achieving the net revenue milestone of at least $55.0 million on a trailing six-month basis by June 20, 2022; and (ii) $12.5 million to be drawn by December 20, 2022 (“Term C Loan”) subject to no event of default as defined in the term loan agreement and the Company achieving the net revenue milestone of at least $65.0 million on a trailing six-month basis by December 20, 2022. As discussed below, on June 4, 2021, the Company repaid the $10.0 million borrowed under Term A2 Loan. Since the total amount borrowed was repaid earlier, the Company has $12.5 million available to be drawn by June 30, 2022 under Term B Loan. Therefore, the Company has a total available balance to be drawn as of September 30, 2021 of $25.0 million under Term B Loan and Term C Loan, subject to the conditions described above. As discussed in Note 19, Subsequent Events, the Company entered into an amendment to the term loan agreement, pursuant to which the net revenue milestone for the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis, which made the tranche immediately available to be drawn. In connection with the amendment, the Company borrowed the full $12.5 million of the Term B Loan on November 10, 2021.

The term loan facility also provides for an uncommitted term loan in the principal amount of up to $25.0 million (“Term D Loan”), which availability is subject to the sole and absolute discretionary approval of the lenders and the satisfaction of certain terms and conditions in the term loan agreement.

The term loan facility bears interest at a rate per annum equal to 7.47% plus the greater of (a) 0.13% and (b) the London Interbank Offered Rate (“LIBOR”) published by the Intercontinental Exchange Benchmark Administration Ltd., payable monthly in arrears beginning on May 1, 2021. The interest expense incurred on the loan was $1.5 million and $3.2 million for the three and nine months ended September 30, 2021, respectively. The effective interest rate of the term loan facility is 9.35%. Until May 1, 2024, the Company will pay only interest monthly. However, the term loan agreement has an interest-only extension clause which offers to SOC the option to extend the interest-only period for six months until November 1, 2024, after having achieved two conditions: (i) a minimum of six months of positive EBITDA prior to January 31, 2024; and (ii) being in compliance with the revenue financial covenant, as described in this note. In either case, the maturity date is April 1, 2026.

The following reflects the contractually required payments of principal under the term loan facility (in thousands):

Years ending December 31,	Amount (in thousands)
Remainder of 2021	$-
2022	-
2023	-
2024	25,000
2025 and thereafter	53,713

The term loan agreement includes two financial covenants requiring (i) the maintenance of minimum liquidity level of at least $5.0 million at all times; and (ii) minimum net revenues measured quarterly on a trailing twelve-month basis of at least $81.8 million on March 31, 2022, $88.2 million on June 30, 2022, $94.5 million on September 30, 2022, $100.9 million on December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. The term loan agreement contains affirmative covenants which include the delivery of monthly consolidated financial information no later than 30 days after the last day of each month, quarterly consolidated balance sheet, income statement and cash flow statement covering such fiscal quarter no later than 45 days after the last day of each quarter, audited consolidated financial statements no later than 90 days after the last day of fiscal year or within 5 days of filing of the same with the SEC. The term loan agreement also contains negative covenants which, in certain circumstances, would limit the Company’s ability to engage in mergers or acquisitions and dispose of any of its subsidiaries. The Company was in compliance with all financial and negative covenants at September 30, 2021.

The Company incurred approximately $2.0 million of loan origination costs in connection with the term loan facility and amortized $0.2 million and $0.5 million of these costs as interest expense during the three and nine months ended September 30, 2021, respectively. The Company will also be liable for a payoff fee of 4.95% of the principal balance payable at maturity or upon prepayment. The Company estimates the payoff fee to be $3.7 million, which is included as a debt discount offset against the Company’s outstanding debt balance on the consolidated balance sheets and amortized as a component of interest expense over the term of the term loan facility. The Company amortized $0.3 million and $1.0 million of the discount for the three and nine months ended September 30, 2021, respectively.

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

On June 4, 2021, the term loan facility was partially repaid for a total of $10.8 million, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premium and accrued interest, in connection with the issuance of Class A Common Stock. Refer to Note 13, Stockholders’ Equity, for further discussion on the equity raise. As a result, the Company accelerated the amortization of $0.7 million of debt issuance costs plus $0.3 million of prepayment premium as of June 4, 2021 and recognized as interest expenses on the statement of operations for the nine months ended September 30, 2021.

The Company determines the fair value of the term loan facility using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. Such instruments are classified as Level 2. The fair value amount was approximately $75.6 million as of September 30, 2021.

At September 30, 2020 the Company had a term loan facility with CRG Servicing LLC (“CRG”). Origination costs and backend facility fees related to the CRG loan amortized as interest expense during the three months ended September 30, 2020 were $0.3 million and $0.1 million, respectively, and for the nine months ended September 30, 2020 were $0.9 million and $0.2 million, respectively. Additionally, interest expense related to the CRG loan was $2.6 million, $1.8 million in cash interest and $0.8 million in paid-in-kind interest for the three months ended September 30, 2020. Interest expense related to the CRG loan was $7.5 million, $5.2 million in cash interest and $2.3 million in paid-in-kind interest, for the nine months ended September 30, 2020.

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

The terms of the Subordinated Note state that if equity was raised for an amount greater than $10.0 million, the excess amount would have to be used for repayment of the Subordinated Note. On June 4, 2021, the Subordinated Note was extinguished in connection with the issuance of Class A Common Stock. Refer to Note 13, Stockholders’ Equity, for further discussion on the equity raise. As a result, the amortization of the balance of $2.0 million of discount and debt issuance costs as of June 4, 2021 was accelerated and recognized as interest expenses on the statements of operations for the nine months ended September 30, 2021.

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

The Company incurred $0 and less than $0.1 million of loan origination costs in connection with the Subordinated Note and amortized the balance as interest expense during the three and nine months ended September 30, 2021, respectively.

Interest expense of $0 and $0.2 million was recognized in the statements of operations for the three and nine months ended September 30, 2021, respectively.

11. ACCRUED EXPENSES

At September 30, 2021 and December 31, 2020 accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Current liabilities
Accrued compensation	$6,839	$3,210
Accrued bonuses	1,628	2,647
Accrued professional and service fees	1,156	1,626
Accrued other expenses	1,540	810
	$11,163	$8,293

12. CONTINGENT SHARES ISSUANCE LIABILITIES

The table below represents the components of outstanding contingent shares issuance liabilities (in thousands):

	September 30, 2021	December 31, 2020
Contingent sponsor earnout shares	2,558	11,364
Private placement warrants	167	1,086
Balance as at	$2,725	$12,450

Contingent Sponsor Earnout Shares

On October 30, 2020, as a result of the Merger Transaction, SOC modified the terms of 1,875,000 shares of Class A common stock (“Sponsor Earnout Shares”) then held by HCMC’s sponsor, such that 50% of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $12.50 for 20 out of 30 consecutive trading days and 50% of such shares will be forfeited if the share price of Class A common stock does not reach a volume-weighted average closing sale price of $15.00 for 20 out of 30 consecutive trading days, in each case, prior to the seventh anniversary of the closing of the Merger Transaction (“Earnout Period”). The Sponsor Earnout Shares may not be transferred without the Company’s consent until the shares vest. In addition, there is a change of control provision. If, during the Earnout Period, there is a change of control pursuant to which (a) the Company’s stockholders have the right to receive consideration attributing a value of at least $10.00 but less than $12.50 to each share of Class A common stock and (b) greater than fifty (50%) of the aggregate amount of such consideration is in the form of equity securities, then fifty percent (50%) of the Sponsor Earnout Shares shall be forfeited, and the portion of the remaining fifty percent (50%) of the Sponsor Earnout Shares determined by multiplying (i) fifty percent (50%) of the Sponsor Earnout Shares by (ii) the ratio that the aggregate consideration in the form of equity securities in such transaction bears to the aggregate amount of all consideration in such transaction (including cash and equity securities) shall, in connection with the consummation of such change of control, be converted into such equity securities and shall remain subject to vesting upon the occurrence of the same conditions during the Earnout Period. Additionally, if, during the Earnout Period, there is a change of control pursuant to which Company’s stockholders have the right to receive consideration attributing a value of less than $10.00 to each share of Class A common stock, then the Sponsor Earnout Shares shall be forfeited.

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

As part of the closing of the Merger Transaction, and in accordance with the employment agreement with the Company’s former CEO, an award equal to 15% of the Sponsor Earnout Shares was deemed granted to the former CEO as performance share units (“PSUs”) subject to the same market vesting conditions as the Sponsor Earnout Shares and recorded as stock-based compensation. Refer to Note 14, Stock-Based Compensation, for further details.

The remaining 85% was determined to be classified as a noncurrent liability as contingent shares issuance liabilities. The fair value of the remaining 85% of the Sponsor Earnout Shares as of December 31, 2020 was estimated to be $11.4 million. As discussed in Note 14, Stock-Based Compensation, the former CEO’s employment was terminated on September 1, 2021. As of September 30, 2021, it is probable that the 15% of the Sponsor Earnout Shares previously deemed granted to the former CEO will be returned to the Sponsors. As of September 30, 2021, 100% of the Sponsor Earnout Shares were classified as a noncurrent liability as contingent shares issuance liabilities, fair value was estimated to be $2.6 million. As a result, $3.7 million and $8.8 million for the three and nine months ended September 30, 2021, respectively, was recognized and included as gain on contingent shares issuance liabilities in the statements of operations.

Private Placement Warrants

On October 30, 2020, as a result of the Merger Transaction, SOC effectively granted approximately 350,000 private placement warrants to HCMC’s sponsor with a 5-year term and strike price of $11.50 per share. In addition, if the last sales price of the Company’s Class A common stock as quoted on Nasdaq is at least $18.00 for 20 out of 30 consecutive trading days, the Company has the option to repurchase these securities for $0.01 per warrant. Unlike the public warrants, the private placement warrants are not redeemable so long as they are held by HCMC’s sponsor or its permitted transferees. Therefore, based on the nature of this settlement feature, it was determined that these securities should be measured at fair value and classified as a liability.

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

The private placement warrants were recorded as a noncurrent liability as contingent shares issuance liabilities. The fair value as of September 30, 2021 and December 31, 2020 was estimated to be $0.2 million and $1.1 million, respectively. As a result, $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, was recognized and included as gain on contingent shares issuance liabilities in the statements of operations.

13. STOCKHOLDERS’ EQUITY

In June 2021, the Company completed a public offering of 9,200,000 shares of our Class A common stock at an offering price of $6.00 per share, including 1,200,000 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds of $51.5 million, after deducting underwriting discounts and commissions of $3.2 million and net offering expenses of approximately $0.5 million. As discussed in Note 10, Debt, a portion of the proceeds were used to repay (i) $10.8 million of the term loan credit facility, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premiums and accrued interest, and (ii) $13.7 million to liquidate the Subordinated Note.

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

The Company has granted a total of 3,776,542 Restricted Stock Units (“RSUs”) and 377,826 Performance Stock Units (“PSUs”) net of forfeitures, under the 2020 Plan through September 30, 2021. The number of shares of Class A common stock remaining available for future grants under the 2020 Plan is 9,390,947 as of September 30, 2021.

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

The Company made the initial offering of the grant of purchase rights under the ESPP to eligible employees and service providers during June 2021. The terms of the initial offering under the ESPP are for a 6-month period with an offering date of June 11, 2021 and a purchase date of December 10, 2021. The offer made to eligible employees and service providers was accepted by 90 participants. The ESPP grant was fair valued as at the grant date using the Black-Scholes pricing model and the company recognized less than $0.1 million and $0.1 million in stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021, respectively.

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

No stock options were granted for the nine months ended September 30, 2021 and year ended December 31, 2020. The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2021 (1)	2020 (2)
Weighted-average volatility	-	80.0%
Expected dividends	-	0.0%
Expected term (in years)	-	1 - 5
Risk-free interest rate	-	0.15% - 0.40%

(1)	No new grants issued for the nine months ended September 30, 2021.
(2)	No new grants issued for the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

During the year ended December 31, 2019, the Company granted options that would vest upon satisfying a performance condition, which was a liquidity event defined as a change in control. Since the Merger Transaction did not meet the definition of a change in control, the Company modified options to purchase 922,221 shares of Class A common stock to provide for the time-based vesting of these awards in connection with the Merger Transaction. As a result of the modification, the Company will recognize $7.4 million in stock-based compensation expense over a weighted-average period of 1.4 years from the date of the Merger Transaction. Outstanding expense for these modified options of $1.5 million as of September 30, 2021 is expected to be recognized over a weighted average period of 1.1 years.

In connection with the Merger Transaction several awards were granted to Executives of the Company:

●

A “Base Full Value Award” was promised to the former CEO of the Company with the award value of 3% of the Company’s outstanding shares at the closing of the Merger Transaction. The final terms of the award were not agreed to as of December 31, 2020; however, the award required the Company to pay, in cash, on each applicable vesting (or payment) date the value of the award that would have vested on that date if the Base Full Value Award was not granted within 90 days of the closing of the Merger Transaction. The award had not been granted within 90 days of the closing of the Merger Transaction and the required cash payment was determined to be a liability-based award and was accrued for $4.2 million as of December 31, 2020. The liability was classified as Stock-based compensation liabilities in the balance sheet and included within selling, general and administrative expenses in the statements of operations.

On February 16, 2021 the award for the former CEO was modified and the stock-based compensation liabilities for the Base Full Value Award were replaced by new RSUs and PSUs granted on February 16, 2021. The Company revalued the cash liability award as of the modification date and recorded an additional cash liability of $1.7 million for the period until February 15, 2021. As a result of the modification the total cash liability of $5.9 million was reclassified from liability to equity. The former CEO’s employment was terminated on September 1, 2021 and compensation expense was recognized for the awards vested at the end of the former CEO’s employment.

●

The former CEO  of the Company was deemed granted an award of PSUs equal to 15% of the Sponsor Earnout Shares during 2020 which award includes the same market vesting conditions as the Sponsor Earnout Shares as noted in Note 12, Contingent Shares Issuance Liabilities. The Company utilized a Monte Carlo simulation to determine the grant date fair value of $2.7 million. The award resulted in an expense of $0.1 million and $0 for the three months ended September 30, 2021 and 2020, respectively. The award resulted in an expense of $1.8 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. As discussed above the former CEO’s employment was terminated on September 1, 2021 and based on his original employment agreement he holds these grants for 6 months after his termination date.

The Company granted 3,929,464 new RSUs during the nine months ended September 30, 2021, that are subject to service period vesting. The service period vesting requirements range from 1 to 5 years for all outstanding RSUs. The Company recorded $1.9 million and $0 expense for RSUs for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $5.2 million and $0 expense for RSUs for the nine months ended September 30, 2021 and 2020, respectively. The following table summarizes activity of RSUs for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Number of RSUs	Weighted- Average Fair Value
Outstanding RSUs at December 31, 2019	-	-
Granted	1,342,570	$9.95
Vested	(1,061,320)	(10.06)
Forfeited	-	-
Outstanding RSUs at December 31, 2020	281,250	$7.13
Granted	3,929,464	7.58
Vested	(745,829)	8.28
Forfeited	(1,214,242)	7.95
Outstanding RSUs at September 30, 2021	2,250,643	$7.08

The Company granted 1,608,868 new PSUs during the nine months ended September 30, 2021, that are subject to vesting based on market-based vesting conditions. The PSUs granted have a dual vesting requirement based on the performance of the Company’s Class A common stock as well as a minimum service period requirement. The Company valued all outstanding PSUs applying an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the PSUs based on the appropriate probability distributions (which are based on commonly applied Black Scholes inputs). The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. The Company recorded a decrease of $(1.7) million and $0 expense for PSUs for the three months ended September 30, 2021 and 2020, respectively. The decrease in expense for the three months ended September 30, 2021 was due to the forfeiture of unvested awards by certain executives in connection with the termination of their employment during September 2021. The Company recorded $0.7 million and $0 expense for PSUs for the nine months ended September 30, 2021 and 2020, respectively. The following table summarizes activity of PSUs for the nine months ended September 30, 2021 as there were no PSUs granted for the year ended December 31, 2020:

	Number of PSUs	Weighted- Average Fair Value
Outstanding PSUs at December 31, 2020	-	-
Granted	1,608,868	$5.20
Vested	-	-
Forfeited	(1,231,042)	5.50
Outstanding PSUs at September 30, 2021	377,826	$4.25

The fair value of each grant made for nine months ended September 30, 2021 was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Nine Months Ended September 30,
	2021	2020 (1)
Current Stock Price	$7.43 – 7.52	-
Expected volatility	55.0% - 65.0%	-
Expected term (in years)	3.5	-
Risk-free interest rate	0.24% - 0.33%	-

(1)	No PSUs were issued for the nine months ended September 30, 2020.

The Company recognized $2.7 million and $1.0 million in stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations. The Company recognized $13.3 million and $1.3 million in stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

As of September 30, 2021, the Company had $15.6 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.7 years. The Company received less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, for stock options exercised during each period. The intrinsic value of the options exercised was less than $0.1 million for each of the nine months ended September 30, 2021 and 2020.

The following table summarizes stock option activity of the 2014 Plan for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding stock options at December 31, 2019	8,264,941	$3.09	6.15

Granted	-	-
Exercised	(5,546,222)	3.13
Forfeited or expired	(1,175,557)	3.18
Outstanding stock options at December 31, 2020	1,543,162	$3.05	7.09

Granted	-	-
Exercised	(17,375)	4.27
Forfeited or expired	(84,265)	3.42
Outstanding stock options at September 30, 2021	1,441,522	$3.01	3.75

The intrinsic value of the outstanding options was $0 and $7.4 million at September 30, 2021 and December 31, 2020, respectively.

Access Physicians Replacement Awards

As discussed in Note 4, Business Combinations, expense for the replacement awards that were not fully vested prior to the date of the Acquisition will continue to be recognized over the remaining service period of 12 months post-acquisition date. For the three months ended September 30, 2021, $0.6 million was recognized as expense of which $0.4 million was recognized as compensation expense and $0.2 million was recognized as stock-based compensation expense and included in selling, general and administrative expense on the consolidated statement of operations. For the nine months ended September 30, 2021, $1.5 million was recognized as expense of which $0.9 million was recognized as compensation expense and $0.6 million was recognized as stock-based compensation expense and included in selling, general and administrative expense on the consolidated statement of operations. If any of the employees terminate employment prior to the completion of the service period, the awards will be reallocated to the remaining participants.

15. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including outstanding stock options, RSUs, PSUs, warrants, Sponsor Earnout Shares, unvested common stock, shares to be purchased through the ESPP and contingently redeemable preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock for the three and nine months ended September 30, 2021 and 2020 (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(10,646)	$(9,688)	$(37,699)	$(25,068)
Preferred stock dividends	-	(2,152)	-	(5,670)
Numerator for Basic and Dilutive EPS –Loss available to common stockholders	$(10,646)	$(11,840)	$(37,699)	$(30,738)

Denominator:
Common stock	98,377,279	34,050,607	88,675,997	34,050,607
Series I and Series J Common Warrants	-	294,590	-	294,590
Denominator for Basic and Dilutive EPS – Weighted-average common stock outstanding	98,377,279	34,345,197	88,675,997	34,345,197

Basic net loss per share	$(0.11)	$(0.34)	$(0.43)	$(0.89)
Diluted net loss per share	$(0.11)	$(0.34)	$(0.43)	$(0.89)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	September 30,
	2021	2020
Outstanding convertible Series H preferred stock	-	8,814,825
Outstanding common warrants	12,849,992	851,627
Outstanding options to purchase common stock	1,441,522	7,399,090
Unvested Sponsor Earnout Shares	1,875,000	-
Unvested RSUs	2,788,665	-
Unvested PSUs	377,826	-
Unvested common stock – business combination – Note 4	175,353	-
Shares to be purchased through ESPP	265,248	-
Total anti-dilutive common equivalent shares	19,773,606	17,065,633

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases four separate facilities under non-cancelable operating agreements expiring on December 31, 2021, October 31, 2022, June 30, 2024 and April 30, 2026, respectively. Rent expense is recognized on the straight-line method over the life of the lease and was approximately $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Rent expense is included in selling, general and administrative expenses on the statements of operations.

The Company also leased telemedicine and office equipment under various non-cancelable operating leases through February 2021. Rent expense under these leases was less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, and included in cost of revenues on the statements of operations.

There was no sublease income for the three and nine months ended September 30, 2021 and 2020. There were no future minimum sublease payments to be received under non-cancelable subleases as of September 30, 2021.

The following reflects the future minimum non-cancelable lease payments required under the above operating leases (in thousands):

Years ending December 31,	Amount
2021	$233
2022	464
2023 and thereafter	1,094

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

The Company’s effective tax rate was 0.45% for the nine months ended September 30, 2021. The Company’s effective tax rate was (0.04%) for the nine months ended September 30, 2020. The income tax benefit (expense) for the nine months ended September 30, 2021 is attributable to U.S. state income tax and discrete release of valuation allowance associated with the Acquisition. The income tax expense for the three months ended September 30, 2021 is attributable to U.S. state income tax and adjustment on the discrete release of valuation allowance associated with the Acquisition.

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

There are no unrecognized income tax benefits for the nine-month periods ended September 30, 2021 and 2020 and the Company does not anticipate any material changes in its unrecognized tax benefits in the next twelve months.

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

19. SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through November 12, 2021, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

On October 28, 2021, the Board of Directors of the Company approved certain strategic, operational and organizational plans to improve productivity and reduce complexity in the way the Company manages its business. In connection with these actions, the Company expects to reduce non-clinical headcount by approximately 12%. The Company also plans to downsize, vacate or close certain facilities and terminate certain contracts in connection with the restructuring plan. These actions are expected to be substantially completed by the end of 2021.

On November 10, 2021, the Company entered into an amendment to the term loan agreement with Solar, pursuant to which the net revenue milestone for the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis, which made the tranche immediately available to be drawn. In connection with the amendment, the Company borrowed the full $12.5 million of the Term B Loan on November 10, 2021.

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

Prior to October 30, 2020, we were known as Healthcare Merger Corp. On October 30, 2020, we completed the Merger Transaction with Legacy SOC Telemed and, for accounting purposes, Healthcare Merger Corp. was deemed to be the acquired entity. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “us,” the “Company” or “SOC Telemed” are intended to mean the business and operations of SOC Telemed, Inc. and its consolidated subsidiaries as they currently exist.

Overview

We are the leading provider of acute care telemedicine services and technology to U.S. hospitals and healthcare systems, based on number of customers. We provide technology-enabled clinical solutions, which include acute teleNeurology, telePsychiatry, teleCritical Care (ICU), telePulmonology, teleCardiology and other specialties. We support time-sensitive specialty care when patients are vulnerable and may not otherwise have access. Our solution was developed to support complex workflows in the acute care setting by integrating our cloud-based software platform, Telemed IQ, with a panel of consult coordination experts and a network of clinical specialists to create a seamless, acute care telemedicine solution.

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

For the three months ended September 30, 2021, our revenues were $26.7 million, representing 76% year-over-year growth compared to revenues of $15.1 million for the three months ended September 30, 2020, including an incremental $9.7 million revenue from the acquisition (the “Acquisition”) of Access Physicians Management Services Organization, LLC (“Access Physicians”), a multi-specialty acute care telemedicine provider, in March 2021. Additionally, we experienced higher core consultation volume during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to the Acquisition and the impact of the COVID-19 pandemic on the utilization of our core services during the prior year period. For the nine months ended September 30, 2021, our revenues were $66.5 million, representing 53% year-over-year growth compared to revenues of $43.5 million for the nine months ended September 30, 2020, including an incremental $18.5 million revenue from the Acquisition. We experienced higher core consultation volume during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to the Acquisition and the impact of the COVID-19 pandemic on the utilization of our core services. In recent periods, we have seen an improvement in our utilization rates for these services. For the three months ended September 30, 2021 and 2020, our net losses were $10.6 million and $9.7 million, respectively. For the nine months ended September 30, 2021 and 2020, our net losses were $37.7 million and $25.1 million, respectively. This increase was primarily due to our investments in growth, transaction costs associated with the Acquisition, and costs related to transitioning to becoming a public company.

Recent Developments

On October 28, 2021, the Board approved certain strategic, operational and organizational plans to improve productivity and reduce complexity in the way we manage our business. In connection with these actions, we expect to reduce non-clinical headcount by approximately 12%. We also plan to downsize, vacate or close certain facilities and terminate certain contracts in connection with the restructuring plan. We estimate that we will incur up to $3.0 million in costs in connection with the restructuring, approximately $2.0 million for severance and termination benefits and approximately $1.0 million for site closures and other exit and disposal costs. These actions are expected to be substantially completed by the end of 2021. We estimate annualized benefits from the restructuring plan of approximately $7.0 million to $9.0 million after calendar year 2021.

On November 10, 2021, we entered into an amendment to the Term Loan Agreement with SLR Investment, pursuant to which the net revenue milestone for the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis, which made the tranche immediately available to be drawn. In connection with the amendment, we borrowed the full $12.5 million of the Term B Loan on November 10, 2021.

COVID-19 Update

The COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and, as a result, our financial condition and year-to-date results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. We have seen improvement in the utilization rates of these solutions in recent periods and have nearly returned to normal utilization levels in the third quarter of 2021.

The future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the emergence of new variants of COVID-19, the impact on our customers and our sales cycles, the impact on our marketing efforts, and the effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our and our customers’ operations and the operations of our third-party suppliers, along with any related global slowdown in economic activity, may result in decreased revenues and increased costs, and we expect such impacts on our revenues and costs to continue through the duration of the pandemic. Further, the economic effects of COVID-19 have financially constrained some of our prospective and existing customers’ healthcare spending, offset by the increasing awareness that telemedicine can be a more cost-efficient model for hospitals and health systems to provide access to critical, clinical specialists and mitigate business disruption by assuring continuity of access to those providers. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work-from-home policy for our workforce; suspending employee travel and in-person meetings; modifying our clinician provisioning protocols; and adjusting our supply chain and equipment levels. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, and stockholders. The net impact of these dynamics may negatively impact our ability to acquire new customers, complete implementations, and renew contracts with or sell additional solutions to our existing customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain. It is possible that the COVID-19 pandemic, the measures taken by the U.S. government, as well as state and local governments in response to the pandemic, and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial positions as well as our customers.

We believe our business is well-positioned to benefit from the trends that are accelerating digital transformation of the health care industry as a result of the COVID-19 pandemic. The COVID-19 pandemic has had a significant impact on the telemedicine market by increasing utilization, awareness and acceptance among patients and providers. In the current environment, telemedicine has been promoted at the highest levels of government as a key tool for on-going healthcare delivery while access to healthcare facilities remains limited due to constraints in healthcare facilities’ resources and general patient fear of traditional in-person visits. Moreover, with clinicians quarantined or otherwise relegated to their homes due to safety issues, telemedicine has provided a solution for remote providers to continue to care for patients and for hospitals to access additional specialists to augment remaining staff. During the COVID-19 pandemic, the U.S. Congress and the Centers for Medicare and Medicaid Services (“CMS”) have significantly reduced regulatory and reimbursement barriers for telemedicine. As a result, telemedicine spending increased starting in 2020, and we expect this trend to continue after the public health emergency. In addition to Medicare and Medicaid, many states have issued executive orders or permanent legislation removing or reducing the regulatory and reimbursement barriers for telemedicine.

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

Continued investment in growth

We plan to continue investing in our business, including our internally developed Telemed IQ software platform, so we can capitalize on our market opportunity and increasing awareness of the clinical and financial value that can be realized with telemedicine. We expect to continue to make focused investments in marketing to drive brand awareness, increase the number of opportunities and expand our digital footprint. We also intend to continue to invest in our customer success function to target expansion of our business and to attract new facilities. Although we expect these activities will increase our net losses in the near term, we believe that these investments will contribute to our long-term growth and positively impact our business and results of operations.

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

Number of facilities

We believe that the number of facilities using our platform are indicators of future revenue growth and our progress on our path to long-term profitability because we derive a substantial portion of our revenues from consultation fees under contracts with facilities that provide access to our professional provider network and platform. A facility represents a distinct physical location of a medical care site. The Acquisition of Access Physicians contributed 193 facilities as of September 30, 2021.

	As of September 30,
	2021	2020
Facilities	1,087	843

Bookings

We believe that new bookings are an indicator of future revenue growth and provide investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. Prior to the Acquisition, we defined bookings as the minimum contractual value for the initial 12 months of a contract as of the contract execution date, which amount included the minimum fixed consultation revenue, upfront implementation fees and technology and support fees, but excluded estimates of variable revenue for utilization in excess of the contracted amounts of consultations. Following the Acquisition, we changed our definition of bookings to reflect the annual recurring revenue from new contracts signed during a given period, which we believe more closely represents the annual revenues expected from those new agreements and creates a single definition for bookings between SOC Telemed and Access Physicians. As now defined, bookings represent the estimated annual recognized revenue for the initial 12 months of a contract as of the contract execution date. The minimum fixed consultation revenue, estimated variable fee revenue, 12 months of amortized upfront implementation fees, and technology and support fees are included in bookings. The minimum fixed consultation fee, variable fee revenue, as well as the technology and support fees are invoiced and recognized as revenues on a monthly basis. The upfront implementation fees are invoiced upon contract signing and accounted for as deferred revenues and amortized over our average customer relationship period. Bookings for the nine months ended September 30, 2021, are inclusive of activity from Access Physicians for the full period. Bookings attributable to Access Physicians prior to the closing date of the Acquisition were $5.1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Bookings	$9,038	$2,588	$24,178	$8,289

Number of implementations

An implementation is the process by which we enable a new service offering at a facility. We determine a new service offering has been enabled when facilities are fully able to access our platform, which typically involves designing the solution, credentialing and privileging physicians, testing and installing telemedicine technologies, and training facility staff. Implementations result in new customers utilizing our services or delivery of new services to existing customers and are an indicator of revenue growth. Implementations for the nine months ended September 30, 2021, are inclusive of activity from Access Physicians for the full period. Implementations attributable to Access Physicians prior to the closing date of the Acquisition were 38.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Implementations	66	55	272	211

Number of consultations

Because our consultation fee revenue generally increases as the number of visits increase, we believe the number of consultations provides investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. We define core consultations as consultations utilizing our 11 core services. Telemed IQ / other consultations are defined as consultations performed by other physician networks utilizing our technology platform, Telemed IQ. We experienced increased core consultation volume and Telemed IQ / other consultation volume for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively, due to the impact of the COVID-19 pandemic on the utilization of our core services during the respective 2020 period. Core consultations for the nine months ended September 30, 2021, include 71,002 core consultations attributable to Access Physicians since the closing date of the Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Core consultations	75,865	32,126	178,111	98,686
Telemed IQ / other consultations	64,878	47,800	188,211	113,926
Total consultations	140,743	79,926	366,322	212,612

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

General and Administrative

General and administrative expenses include personnel and related expenses of, and professional fees incurred by, our executive, finance, legal, information technology infrastructure, and human resources departments. They also include stock-based compensation, all facilities costs including utilities, communications and facilities maintenance, and professional fees (including legal, tax, and accounting). Additionally, during 2020, we incurred significant integration, acquisition, transaction and executive severance costs in connection with the Merger Transaction, including incremental expenses such as advisory, legal, accounting, valuation, and other professional or consulting fees, as well as other related incremental executive severance costs. During 2021, we have incurred significant integration, acquisition, severance and transaction costs in connection with the Acquisition and restructuring.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets, amortization of capitalized software development costs (internal-use software) and amortization of acquisition-related intangible assets.

Changes in Fair Value of Contingent Consideration

Changes in fair value of contingent consideration consist of changes in the fair value of contingent consideration associated with the Acquisition of Access Physicians in March 2021. See Note 4, Business Combinations, to our condensed consolidated financial statements included elsewhere in this report for further information.

Gain on Contingent Shares Issuance Liabilities

Gain on contingent shares issuance liabilities consists of the change in the fair value of (1) 1,875,000 shares of our Class A common stock held by HCMC’s sponsor and subsequently distributed to its permitted transferees which were modified and became subject to forfeiture in connection with the closing of the Merger Transaction, and (2) 350,000 private placement warrants granted to HCMC’s sponsor and subsequently distributed to its permitted transferees as part of the Merger Transaction. The contingent shares issuance liabilities are revalued at their fair value every reporting period. See Note 6, Fair Value of Financial Instruments, and Note 12, Contingent Shares Issuance Liabilities, to our condensed consolidated financial statements included elsewhere in this report for further information.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statement of Operations data:
Revenues	$26,684	$15,132	$66,465	$43,493
Cost of revenues	18,561	9,534	45,265	29,277
Operating expenses
Selling, general and administrative	21,247	11,993	64,987	30,267
Changes in fair value of contingent consideration	(318)	-	(3,265)	-
Total costs and expenses	39,490	21,527	106,987	59,544
Loss from operations	(12,806)	(6,395)	(40,522)	(16,051)
Gain on contingent shares issuance liabilities	4,081	-	9,725	-
Loss on puttable option liabilities	-	(412)	-	(517)
Interest expense	(1,775)	(2,853)	(5,047)	(8,469)
Interest expense – Related party	-	(21)	(2,026)	(21)
Loss before income taxes	(10,500)	(9,681)	(37,870)	(25,058)
Income tax benefit (expense)	(146)	(7)	171	(10)
Net loss	$(10,646)	$(9,688)	$(37,699)	$(25,068)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$26,684	$15,132	$11,552	76%

Revenues increased by $11.6 million, or 76%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the Acquisition, which contributed $9.7 million in incremental revenue. The increase was also due to an increase in fixed fees of $1.3 million attributable to new implementations and facilities and an increase in variable fee revenue of $0.6 million driven by an increase in core consultation volume.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$66,465	$43,493	$22,972	53%

Revenues increased by $23.0 million, or 53% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the Acquisition, which contributed $18.5 million in incremental revenue. The increase was also due to an increase in fixed fees of $3.5 million attributable to new implementations and facilities and an increase in variable fee revenue of $1.0 million driven by an increase in core consultation volume.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenues	$18,561	$9,534	$9,027	95%
Gross margin	30%	37%

Cost of revenues increased by $9.0 million, or 95%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the Acquisition, which contributed $6.6 million in incremental costs. The increase was also driven by an increase of $2.2 million in physician fees due to an increase in our scheduled hours over the same period due to the recovery of demand for services and an increase of $0.2 million in equipment, licensing, and medical malpractice costs.

Gross margin was 30% for the three months ended September 30, 2021, compared to 37% for the three months ended September 30, 2020. The increase in demand for our services related to the recovery in core consultation volume required us to increase the number of our scheduled hours resulting in increased physician fees.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenues	$45,265	$29,277	$15,988	55%
Gross margin	32%	33%

Cost of revenues increased by $16.0 million, or 55%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the Acquisition, which contributed $12.3 million in incremental costs. The increase was also driven by an increase of $2.5 million in physician fees due to an increase in our scheduled hours over the same period due to the recovery of demand for services and an increase of $1.2 million in equipment, licensing, and medical malpractice costs.

Gross margin was 32% for the nine months ended September 30, 2021, compared to 33% for the nine months ended September 30, 2020. The increase in core consultation volume in the 2021 period due to increased demand for our services was able to offset margin pressure from increased scheduled hours as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses:
Sales and marketing	$2,371	$1,936	$435	23%
Research and development	637	398	239	60%
Operations	2,656	2,357	299	13%
General and administrative	15,583	7,302	8,281	113%
Total	$21,247	$11,993	$9,254	77%

Sales and marketing expenses increased by $0.4 million, or 23%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased by $0.2 million, or 60%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as we continue to invest in product development.

Operations expenses increased by $0.3 million, or 13%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased by $8.3 million, or 113%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to $4.3 million attributable to the Acquisition, a $1.1 million increase in stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction and the Acquisition, and other costs associated with transitioning to a public company.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)	Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)
	(dollars in thousands)
Sales and marketing	$151	$-	$-	$3	$-	$-
Research and development	185	-	-	8	-	-
Operations	169	-	-	10	-	-
General and administrative	2,151	1,296	2,228	1,012	397	1,018
Total	$2,656	$1,296	$2,228	$1,033	$397	$1,018

(1)	Represents integration, acquisition, transaction and executive severance costs.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses:
Sales and marketing	$7,358	$4,920	$2,438	50%
Research and development	1,695	940	755	80%
Operations	7,718	6,539	1,179	18%
General and administrative	48,216	17,868	30,348	170%
Total	$64,987	$30,267	$34,720	115%

Sales and marketing expenses increased by $2.4 million, or 50%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased by $0.8 million, or 80%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as we continue to invest in product development.

Operations expenses increased by $1.2 million, or 18%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased by $30.3 million, or 170%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a $10.7 million increase in stock-based compensation and modifications to stock-based awards in connection with the Merger Transaction and the Acquisition, $8.1 million attributable to the Acquisition, $4.6 million in integration, acquisition, transaction and executive severance costs in connection with the Merger Transaction and the Acquisition, and other costs associated with transitioning to a publicly traded company.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Stock-Based Compensation	Depreciation and Amortization	Integration Costs(1)	Stock-Based Compensation	Depreciation and Amortization	Integration Costs(1)
	(dollars in thousands)
Sales and marketing	$494	$-	$-	$18	$-	$-
Research and development	459	-	-	48	-	-
Operations	484	-	-	45	-	-
General and administrative	11,856	2,993	8,137	1,169	1,201	3,521
Total	$13,293	$2,993	$8,137	$1,280	$1,201	$3,521

(1)	Represents integration, acquisition, transaction and executive severance costs.

Loss from Operations

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss from operations	$12,806	$6,395	$6,411	100%

Loss from operations increased by $6.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in loss from operations was due to an increase in selling, general and administrative expenses primarily due to stock-based compensation, costs associated with transitioning to a publicly traded company, and transaction costs in connection with the Acquisition.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss from operations	$40,522	$16,051	$24,471	152%

Loss from operations increased by $24.5 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in loss from operations was due to an increase in selling, general and administrative expenses primarily due to stock-based compensation, costs associated with transitioning to a publicly traded company, and transaction costs in connection with the Acquisition.

Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Change in fair value of contingent consideration	$318	$-	$318	*

*	Percentage not meaningful

Change in fair value of contingent consideration increased by $0.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was due to the re-assessment of the fair value of contingent consideration recorded in connection with the Acquisition.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Change in fair value of contingent consideration	$3,265	$-	$3,265	*

*	Percentage not meaningful

Change in fair value of contingent consideration increased by $3.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was due to the re-assessment of the fair value of contingent consideration recorded in connection with the Acquisition.

Gain on Contingent Shares Issuance Liabilities

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$4,081	$-	$4,081	*

*	Percentage not meaningful

Gain on contingent shares issuance liabilities was $4.1 million for the three months ended September 30, 2021, due to the re-measurement of the fair value of contingent shares issuance liabilities subsequent to the Merger Transaction.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$9,725	$-	$9,725	*

*	Percentage not meaningful

Gain on contingent shares issuance liabilities was $9.7 million for the nine months ended September 30, 2021, due to the re-measurement of the fair value of contingent shares issuance liabilities subsequent to the Merger Transaction.

Loss on Puttable Option Liabilities

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss on puttable option liabilities	$-	$412	$(412)	*

*	Percentage not meaningful

Loss on puttable option liabilities decreased to $0 for the three months ended September 30, 2021, because the puttable options ceased to be outstanding upon their exercise in connection with the closing of the Merger Transaction in the fourth quarter of 2020.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss on puttable option liabilities	$-	$517	$(517)	*

*	Percentage not meaningful

Loss on puttable option liabilities decreased to $0 for the nine months ended September 30, 2021, because the puttable options ceased to be outstanding upon their exercise in connection with the closing of the Merger Transaction in the fourth quarter of 2020.

Interest Expense

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$1,775	$2,874	$(1,099)	(38)%

Interest expense decreased by $1.1 million, or 38%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the payoff of then-outstanding debt at the closing of the Merger Transaction in the fourth quarter of 2020.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$7,073	$8,490	$(1,417)	(17)%

Interest expense decreased by $1.4 million, or 17%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the payoff of then-outstanding debt at the closing of the Merger Transaction in the fourth quarter of 2020.

Income Tax Benefit (Expense)

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$(146)	$(7)	$(139)	*

*	Percentage not meaningful

Income tax expense increased by $0.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 as a result of an adjustment to the release of the valuation allowance recorded related to the deferred tax liability recognized in connection with the Acquisition.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$171	$(10)	$181	*

*	Percentage not meaningful

Income tax expense decreased by $0.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 as a result of the release of a valuation allowance upon recording a deferred tax liability in connection with the Acquisition.

Net Loss

	Three Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$10,646	$9,688	$958	10%

Net loss increased by $1.0 million, or 10%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The change in net loss was due to the increase in the loss from operations as described above, a gain on contingent shares issuance liabilities, and a decrease in interest expense.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$37,699	$25,068	$12,631	50%

Net loss increased by $12.6 million, or 50%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The change in net loss was due to the increase in the loss from operations as described above, a gain on contingent shares issuance liabilities, and a decrease in interest expense.

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Adjusted gross profit	$9,476	$6,617	$25,011	$17,080
Adjusted gross margin	36%	44%	38%	39%
Adjusted EBITDA	$(5,592)	$(2,943)	$(15,561)	$(7,242)

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
					Change	% Change	Change	% Change
	(dollars in thousands)
Revenues	$26,684	$15,132	$66,465	$43,493	$11,552	76%	$22,972	53%
Cost of revenues	18,561	9,534	45,265	29,277	9,027	95%	15,988	55%
Gross profit	8,123	5,598	21,200	14,216	2,525	45%	6,984	49%
Add:
Depreciation and amortization	1,322	1,004	3,766	2,807	318	32%	959	34%
Equipment leasing costs	-	15	8	57	(15)	(100)%	(49)	(86)%
Stock-based compensation(1)	31	-	37	-	31	*	37	*
Adjusted gross profit	$9,476	$6,617	$25,011	$17,080	2,859	43%	7,931	46%
Adjusted gross margin (as a percentage of revenues)	36%	44%	38%	39%

*	Percentage not meaningful
(1)	Stock-based compensation relates to participation by physicians in our ESPP.

Adjusted gross profit increased by $2.9 million and $7.9 million, or 43% and 46%, for the three and nine months ended September 30, 2021, respectively, compared to three and nine months ended September 30, 2020, respectively. This increase was primarily due to an increase in demand for core consultations and the Acquisition over the same periods.

Adjusted EBITDA

We believe that adjusted EBITDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization (including internal-use software), stock-based compensation, loss on puttable option liabilities, gain on contingent shares issuance liabilities, gain on change in fair value of contingent consideration, and integration, acquisition, transaction and executive severance costs. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. The following table reconciles net loss to adjusted EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30,		Three Months Ended September 30		Nine Months Ended September 30,
	2021	2020	2021	2020	Change $	Change %	Change $	Change %
	(dollars in thousands)
Net loss	$(10,646)	$(9,688)	$(37,699)	$(25,068)	$(958)	10%	$(12,631)	50%
Add:
Interest expense	1,775	2,874	7,073	8,490	(1,099)	(38)%	(1,417)	(17)%
Income tax (benefit) expense	146	7	(171)	10	139	*	(181)	*
Depreciation and amortization	2,618	1,401	6,759	4,008	1,217	87%	2,751	69%
Stock-based compensation	2,686	1,033	13,330	1,280	1,653	160%	12,050	941%
Loss on puttable option liabilities	-	412	-	517	(412)	(100)%	(517)	(100)%
Gain on contingent shares issuance liabilities	(4,081)	-	(9,725)	-	(4,081)	*	(9,725)	*
Gain on change in fair value of contingent consideration	(318)	-	(3,265)	-	(318)	*	(3,265)	*
Integration, acquisition, transaction, and executive severance costs	2,228	1,018	8,137	3,521	1,210	119%	4,616	131%
Adjusted EBITDA	$(5,592)	$(2,943)	$(15,561)	$(7,242)	(2,649)	90%	(8,319)	115%

*	Percentage not meaningful

Adjusted EBITDA decreased by $2.6 million and $8.3 million for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. This change was mainly driven by revenues increasing over the same period, primarily due to an increase in revenue due to the Acquisition and new implementations and facilities, offset by an increase in physician fees as a result of a higher volume of core consultations in the 2021 periods resulting from an increased demand for our services, and an increase in selling, general, and administrative expenses from the Acquisition, focused investments in our go-to-market function and other marketing to drive brand awareness.

Liquidity and Capital Resources

As of September 30, 2021, our principal source of liquidity was cash and cash equivalents of $37.7 million. We believe that our cash and cash equivalents as of September 30, 2021, together with the $12.5 million borrowed under the Term B Loan in November 2021 and the remaining availability under our Term Loan Facility, and our expected revenues will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect our principal sources of liquidity will continue to be our cash and cash equivalents and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.

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

On June 4, 2021, we used a portion of the proceeds from our public offering that was completed in June 2021 to make a payment of $10.5 million to repay the Term A2 Loan, including related prepayment premiums and accrued interest. As of September 30, 2021, the outstanding principal balance of these Term Loans was $75.0 million.

On November 10, 2021, we entered into an amendment to the Term Loan Agreement, pursuant to which the net revenue milestone for the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis, which made the tranche immediately available to be drawn. In connection with the amendment, we borrowed the full $12.5 million of the Term B Loan on November 10, 2021.

See Note 10, Debt, in our condensed consolidated financial statements included elsewhere in this report for further information.

Subordinated Note

On March 26, 2021, the Company issued the Subordinated Note in an aggregate principal amount of $13.5 million in favor of SOC Holdings LLC, an affiliate of Warburg Pincus, for proceeds at closing of $11.5 million, which proceeds were used to finance a portion of the closing cash consideration for the Acquisition. The unpaid balance of the Subordinated Note accrues interest at an escalating rate per annum initially equal to 7.47% plus the Applicable Rate under the Term Loan Facility, increasing to 10.87% plus the Applicable Rate on September 30, 2021, and then an additional 2.00% each year thereafter, and will be added to the principal amount of the Subordinated Note on a monthly basis. The maturity date of the Subordinated Note is the earliest to occur of September 28, 2026, and the occurrence of a change of control. The Subordinated Note is fully subordinated to the Term Loan Facility and may only be repaid in accordance with the terms of the Term Loan Agreement. The Subordinated Note further provides that we are obligated to repay a portion of the principal amount outstanding under the Term Loan Facility and the balance of the Subordinated Note from the proceeds of any offering by us of our equity securities. On June 4, 2021, we used a portion of the proceeds from our public offering that was completed in June 2021 to make a payment of $13.7 million to repay the balance of the Subordinated Note.

See Note 10, Debt, in our condensed consolidated financial statements included elsewhere in this report for further information.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,170)	$(11,940)
Investing activities	(94,394)	(4,976)
Financing activities	121,537	14,770
Net decrease in cash and cash equivalents	$(1,027)	$(2,146)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $28.2 million, consisting primarily of a net loss of $37.7 million and an increase in working capital of $1.3 million, offset by non-cash charges of $10.8 million. The changes in working capital were primarily due to an increase in accounts receivable and a decrease in prepaid expenses and other current assets due to timing of payments. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense, provision for accounts receivable allowances, and non-cash interest expense, changes in fair value of contingent consideration and gain on contingent share issuance liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020, was $11.9 million, consisting primarily of a net loss of $25.1 million, offset by a change in working capital of $3.9 million and net non-cash charges of $9.3 million. The changes in working capital were primarily due to an increase in accounts receivable and an increase in accrued liabilities due to timing of payments and growth of our operations. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation, provision for accounts receivable allowances, and non-cash interest expense.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2021, was $94.4 million, consisting of $90.3 million in net cash paid in connection with the Acquisition, $3.1 million in capitalized software development costs, and $1.0 million in purchases of property and equipment.

Net cash used in investing activities in the nine months ended September 30, 2020, was $5.0 million, consisting of $3.3 million in capitalized labor and $1.7 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021, was $121.5 million, consisting of $94.5 million of net proceeds from borrowings under the Term Loan Facility and proceeds from the Subordinated Note issued in connection with the Acquisition and $51.5 million of net proceeds from the issuance of Class A common stock in the public offering that was completed in June 2021, offset by $24.5 million in partial repayment of borrowings under the Term Loan Facility and Subordinated Note.

Net cash provided by financing activities in the nine months ended September 30, 2020, was $14.8 million, consisting of $10.9 million of net proceeds from the issuance of contingently redeemable preferred stock and $4.0 million of net proceeds from the issuance of convertible bridge notes.

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

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Nine Months Ended September 30,
	2021 (1)	2020 (2)
Expected dividends	-	0.0%
Weighted-average volatility	-	80.0%
Expected term (in years)	-	1 - 5
Risk-free interest rate	-	0.15% - 0.40%

(1)	No new grants issued for the nine months ended September 30, 2021.

(2)	No new grants were issued in the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

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

The fair value of each grant made for the nine months ended September 30, 2021, was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Nine Months Ended September 30,
	2021	2020 (1)
Current stock price	$7.43 – 7.52	-
Expected volatility	55.0% - 65.0%	-
Expected term (in years)	3.5	-
Risk-free interest rate	0.24% - 0.33%	-

(1)	No PSUs were issued for the nine months ended September 30, 2020.

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

Long-lived assets (property and equipment and capitalized software costs) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, we evaluate the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses through September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $37.7 million and $38.8 million as of September 30, 2021, and December 31, 2020, respectively. Our cash is held in non-interest-bearing accounts at high-credit quality financial institutions and is not subject to interest rate risk. At times, such amounts may exceed federally insured limits.

As of September 30, 2021, we had $75.0 million in variable rate debt outstanding. The maturity date for each Term Loan comprising the Term Loan Facility is April 1, 2026, and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to 7.47% plus the greater of LIBOR and 0.13%. An immediate 100 basis point change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of the material weaknesses in our internal control over financial reporting described below.

We completed the Acquisition on March 26, 2021, and have not yet included Access Physicians in our assessment of the effectiveness of our internal control over financial reporting. We are currently integrating Access Physicians into our operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Access Physicians. See Note 4, Business Combinations, to our condensed consolidated financial statements included elsewhere in this report for further information on the Acquisition.

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

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the Merger Transaction and in connection with the integration of Access Physicians into our overall internal processes. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial position, results of operations or cash flows. Information with respect to this Part II, Item 1 may be found under the heading “Contingencies” in Note 16, Commitments and Contingencies, to the condensed consolidated financial statements in this report, which information is incorporated into this Part II, Item 1 by reference.

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

We have incurred net losses on an annual basis since our inception. For the three and nine months ended September 30, 2021, we incurred net losses of $10.6 million and $37.7 million, respectively, compared to net losses of $9.7 million and $25.1 million for the three and nine months ended September 30, 2020, respectively. We had an accumulated deficit of approximately $273.9 million as of September 30, 2021. We expect our costs to stabilize in the foreseeable future and our losses will decrease as we implement our restructuring plan. However, these efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues or decreasing our costs sufficiently. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, revenue from sales of our telemedicine consultation services, and the incurrence of indebtedness. Our cash flow from operations was negative for the three and nine months ended September 30, 2021, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to address these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our Class A common stock.

Our restructuring plan and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On October 28, 2021, the Board approved certain strategic, operational and organizational plans to improve productivity and reduce complexity in the way we manage our business. The restructuring plan includes a reduction in our non-clinical headcount by approximately 12% as well as additional cost-saving initiatives. These actions are expected to be substantially completed by the end of 2021. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our business may be harmed. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

The outbreak of COVID-19 has caused many governments to implement quarantines, shelter-in-place orders and significant restrictions on travel, and to instruct individuals to avoid crowds, which has led to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours and the healthcare system generally. Although there are vaccines that have been approved and are in distribution, it cannot be predicted how long it will take before a sufficient percentage of the United States’ population is vaccinated to return to normal conditions. Additionally, new and more contagious variants of COVID-19 have been identified, which could further amplify the impact of the pandemic. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending and has and may continue to adversely impact demand for and utilization of our services if healthcare providers continue to prioritize treatment of COVID-19-related illnesses and patients are unable or unwilling to visit health care providers. Economic downturns and other adverse impacts resulting from COVID-19 or other similar epidemics or adverse public health developments may further negatively impact the utilization rates of our services by our customers and our ability to attract new customers and may increase the likelihood of customers not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements. In addition, the operations of several of our third-party service providers have been negatively impacted by the COVID-19 pandemic. As a result of the COVID-19 pandemic or other similar epidemics or adverse public health developments, our operations, and those of our providers, have experienced, and may in the future continue to experience, delays or disruptions, such as temporary suspension of operations. In particular, the COVID-19 pandemic had an impact on the utilization levels of our core services when it was declared a global pandemic in March 2020, and, as a result, our financial condition and annual results of operations have been negatively impacted. Immediately following the declaration of COVID-19 as a global pandemic, the utilization levels of our core services decreased by approximately 40% in the aggregate. While the utilization levels of these solutions have substantially rebounded in the subsequent months, they have not completely recovered and there can be no assurances that the utilization rates of our solutions will return to prior period levels in the foreseeable future. Our business, financial condition and results of operations may continue to be adversely impacted in the event that the economic downturn or measures undertaken to contain the spread of COVID-19 continue for a long period of time. In addition, as a result of the COVID-19 pandemic or other similar epidemics or adverse public health developments, we may be impacted by employee illness, shutdowns and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our services, our customers may decide to terminate their contracts or we may be subject to other contractual penalties. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts. The extent to which COVID-19 pandemic-related business disruption and economic uncertainty affects our results will depend on future developments, which are highly uncertain. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this “Risk Factors” section.

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

Our customers depend on our support organization to resolve any technical issues relating to our services. In addition, our sales process is highly dependent on the quality of our solutions, our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly responsive support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective customers, and harm our business.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are “at-will” employees and therefore may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, volatility or lack of performance in our stock price may affect our ability to attract and retain replacements should key personnel depart. If we are not able to retain any of our key personnel, our business could be harmed.

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

As of September 30, 2021, investment funds owned by Warburg Pincus LLC (“Warburg Pincus”) and its affiliates beneficially owned approximately 33.6% of our outstanding Class A common stock. As long as Warburg Pincus owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors (the “Board”), any amendment to our amended and restated certificate of incorporation or amended and restated by-laws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, in connection with the Merger Transaction, we entered into an Investor Rights Agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus has the right to designate (i) up to five of nine directors for as long as it beneficially owns at least 50% of the issued and outstanding shares of Class A common stock, (ii) up to three of nine directors for so long as it beneficially owns at least 35% but less than 50% of the issued and outstanding shares of Class A common stock, (iii) up to two of seven directors for so long as it beneficially owns at least 15% but less than 35% of the issued and outstanding shares of Class A common stock and (iv) up to one of seven directors for so long as it beneficially owns at least 5% but less than 15% of the issued and outstanding shares of Class A common stock. Thomas J. Carella and Amr Kronfol, each a Managing Director of Warburg Pincus, are members of the Board and are deemed to be director designees of Warburg Pincus. Warburg Pincus’ influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock.

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

In connection with the completion of the Merger Transaction, we entered into an Amended and Restated Registration Rights Agreement with Warburg Pincus and the sponsor of the pre-Merger Transaction company, HCMC Sponsor LLC (the “Sponsor”), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to the approximately 39.0 million shares of Class A common stock held by Warburg Pincus and the Sponsor and their respective permitted transferees, in addition to the warrants originally issued in a private placement to the Sponsor in connection with HCMC’s initial public offering and the up to 350,000 shares of our Class A common stock issuable upon the exercise of the private placement warrants. We also agreed to register for resale the 16.8 million shares of our Class A common stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Merger Transaction and the 12.5 million shares of Class A common stock issuable upon exercise of our publicly held warrants to purchase shares of Class A common stock. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on December 8, 2020, to register the resale of up to 69.3 million shares of our Class A common stock, including 33.9 million shares of Class A common stock held by Warburg Pincus, the 16.8 million PIPE shares and 12.85 million shares of Class A common stock issuable upon exercise of our outstanding warrants. Shares of Class A common stock sold under such registration statement can be freely sold in the public market. In addition, in connection with the completion of the Acquisition, we agreed to register for resale the 13.8 million shares of our Class A common stock issued to the Sellers at the closing of the Acquisition and any shares of Class A common stock that we may issue in the future under deferred vesting agreements or, in our sole discretion, as payment in respect of certain earn-out amounts and other deferred consideration in accordance with the terms of the Purchase Agreement. In accordance with the foregoing, we filed a registration statement on Form S-1 under the Securities Act, which registration statement was declared effective on August 10, 2021, covering the resale of the 13.8 million shares of our Class A common stock issued to the Sellers at the closing of the Acquisition. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

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

In addition, approximately 1.9 million of the founder shares initially purchased by the Sponsor in a private placement prior to HCMC’s initial public offering remain subject to lock-up pursuant to the terms of a letter agreement (the “Sponsor Agreement”) entered into between the Sponsor and HCMC in connection with the Merger Transaction, and will be released from this lock-up upon achieving certain market share price milestones within a period of seven years after the closing of the Merger Transaction. If any of these founder shares vest and are released from such lock-up, the Sponsor and its permitted transferees will not be restricted from selling such securities, other than by applicable securities laws.

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

As of September 30, 2021, warrants to purchase an aggregate of approximately 12.85 million shares of our Class A common stock were outstanding and exercisable. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 10, 2021, we entered into a First Amendment (the “First Amendment”) to the Loan and Security Agreement, dated as of March 26, 2021, by and among the Company, each of its wholly owned subsidiaries, the lenders party thereto from time to time and SLR Investment Corp., as collateral agent, pursuant to which the net revenue milestone in order for the Company to draw the available funds on the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis by June 20, 2022, which made the tranche immediately available to the Company. The Company borrowed the full $12.5 million of the Term B Loan on November 10, 2021. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is attached hereto as Exhibit 10.24.1 and incorporated by reference herein.

Item 6. Exhibits.

The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp., Sabre Merger Sub I, Inc., Sabre Merger Sub II, LLC, and Specialists On Call, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
2.2+	Membership Interest and Stock Purchase Agreement, dated as of March 26, 2021, by and among SOC Telemed, Inc., Access Physicians Management Services Organization, LLC, HEP AP-B Corp., Health Enterprise Partners III, L.P., the persons listed on Exhibit A thereto, and AP Seller Rep, LLC, as representative of the sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-235253), filed with the SEC on December 4, 2019).
4.2	Warrant Agreement, dated December 12, 2019, between Continental Stock Transfer & Trust Company and Healthcare Merger Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2019).
10.20.1#	Transition Services Agreement, dated September 14, 2021, between SOC Telemed, Inc. and Christopher K. Knibb.
10.24.1	First Amendment to Loan and Security Agreement, dated as of November 10, 2021, by and among SOC Telemed, Inc., the other borrowers party thereto, the lenders party thereto from time to time and SLR Investment Corp., as collateral agent.
10.27#§	Interim Services Agreement, dated September 4, 2021, between SOC Telemed, Inc. and Randstad Professionals US, LLC (d/b/a Tatum).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Financial statements from the Quarterly Report on Form 10-Q of SOC Telemed, Inc. for the quarterly period ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

†	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

+	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.

§	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(a)(6).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOC Telemed, Inc.

Date: November 12, 2021	By:	/s/ Christopher M. Gallagher, M.D.
	Name:	Christopher M. Gallagher, M.D.
	Title:	Chief Executive Officer (Principal Executive Officer)