Form 10-K
period 2021-12-31
SOC Telemed, Inc.
filed 2022-03-31
CIK 1791091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39160

SOC TELEMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3131208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2411 Dulles Corner Park, Suite 475 Herndon, Virginia	20171
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (866) 483-9690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value of $0.0001 per share	TLMD	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	TLMDW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price of the registrant’s Class A common stock on The Nasdaq Stock Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $342.4 million.

The number of shares of the registrant’s Class A common stock outstanding as of March 24, 2022, was 101,336,178.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SOC Telemed, inc.

annual report on form 10-K
For the fiscal year ended decembEr 31, 2021

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to consummate the proposed transaction with Patient Square Capital (the “Transaction”) on the anticipated terms and timeframe, including obtaining stockholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, litigation, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Company’s business and other conditions to the completion of the Transaction;

●	our ability to recognize the anticipated benefits of the Acquisition, which may be affected by, among other things, competition and our ability to manage our growth following the Acquisition;

●	our financial performance and capital requirements;

●	our expectations relating to bookings and revenues;

●	our market opportunity and our ability to estimate the size of our target market;

●	our ability to retain our existing customers and to increase our number of customers;

●	potential acquisitions and integration of complementary businesses and technologies;

●	our ability to maintain and expand our network of established, board-certified physicians and other provider specialists;

●	our ability to attract, integrate, and retain key personnel and highly qualified personnel;

●	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business;

●	the implementation and effects of our restructuring plan;

●	the effects of the COVID-19 pandemic on our business and operations;

●	the outcome of any known and unknown litigation and regulatory proceedings;

●	the possibility that our business may be harmed by other economic, business, and/or competitive factors; and

●	other factors described in this report, including those described in the section entitled “Risk Factors” under Part I, Item 1A of this report.

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

ii

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described in the section entitled “Risk Factors” under Part I, Item 1A of this report, that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability realize the anticipated benefits of the Transaction and may harm our business. Such risks include, but are not limited to:

●	The Transaction, the pendency of the Transaction or our failure to complete the Transaction could harm our business, results of operations, financial condition and stock price.

●	We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition, and results of operations will be harmed.

●	The level of demand for and market utilization of our solutions are subject to a high degree of uncertainty.

●	We have a history of losses and anticipate that we will continue to incur losses in the future. We may never achieve or sustain profitability.

●	Our business, results of operations, and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

●	Our business, financial condition and results of operations have been and may continue to be adversely impacted by the COVID-19 pandemic or similar epidemics in the future or other adverse public health developments, including government responses to such events.

●	Our sales cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales, revenues, and cash flows are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

●	Developments affecting spending by the healthcare industry could adversely affect our revenues.

●	If our existing customers do not continue or renew their contracts with us, renew at lower fee levels or decline to purchase additional services from us, our business may be harmed.

●	Our telemedicine business and growth strategy depend on our ability to maintain and expand our network of established, board-certified physicians and other provider specialists. If we are unable to do so, our future growth would be limited and our business would be harmed.

●	Our telemedicine business is dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be harmed if those relationships were disrupted.

●	We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could harm our business.

●	We may require additional capital from equity or debt financings to support business growth, and this capital might not be available on acceptable terms, if at all.

●	Our substantial indebtedness following the Acquisition could harm our business and growth prospects.

●	If we fail to comply with extensive healthcare laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

●	Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm to us, which could, in turn, harm our customer base and our business.

●	Warburg Pincus has significant influence over us, and their interests may conflict with ours and those of our other stockholders in the future.

●	Future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Class A common stock.

iii

Part I

Item 1. Business.

Corporate History and Background

We were incorporated in Delaware in September 2019 and formed as a special purpose acquisition company known as Healthcare Merger Corp. (“HCMC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our legacy business (“Legacy SOC Telemed”) was founded in 2004. On October 30, 2020, we completed the acquisition of Legacy SOC Telemed pursuant to an Agreement and Plan of Merger, dated as of July 29, 2020 (the “Merger Agreement”), by and among us, Sabre Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of HCMC, Sabre Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of HCMC, and Specialists On Call, Inc., a Delaware corporation. We collectively refer to the transactions contemplated by the Merger Agreement as the “Merger” or the “Merger Transaction.” As part of the Merger Transaction, we changed our name from Healthcare Merger Corp. to SOC Telemed, Inc.

On March 26, 2021, we completed the acquisition (the “Acquisition”) of Access Physicians Management Services Organization, LLC (“Access Physicians”), a multi-specialty acute care telemedicine provider. The Acquisition expanded our clinical solutions to include teleCardiology, teleInfectious Disease, teleMaternal-Fetal Medicine, teleNephrology, teleEndocrinology and other specialties to offer a comprehensive acute care telemedicine portfolio to meet the demands of the market and grow our provider breadth and depth.

Acquisition by Patient Square Capital

On February 2, 2022, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Spark Parent, Inc., a Delaware corporation (“Spark Parent”), and Spark Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Spark Merger Sub”), pursuant to which Spark Merger Sub will merge with and into the Company (the “Transaction”), with the Company surviving the Transaction as a direct, wholly owned subsidiary of Spark Parent (the “Surviving Corporation”). Spark Parent and Spark Merger Sub are each subsidiaries of investment funds advised by Patient Square Capital, L.P. (“Patient Square Capital”), a leading dedicated health care investment firm. At the effective time of the Transaction (the “Effective Time”), the Surviving Corporation, will be indirectly owned by Patient Square Capital and certain of its affiliates.

The Company’s Board of Directors (the “Board”) has unanimously approved the Transaction Agreement and the transactions contemplated thereby, including the Transaction, and, subject to certain exceptions set forth in the Transaction Agreement, resolved to recommend that our stockholders adopt and approve the Transaction Agreement.

Under the terms of the Transaction Agreement, at the Effective Time, each share of our Class A common stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Class A common stock owned by stockholders of the Company who have not voted in favor of the adoption and approval of the Transaction Agreement and properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be canceled and automatically converted into the right to receive $3.00 in cash (the “Transaction Consideration”), without any interest thereon and subject to any applicable withholding taxes. The Transaction Agreement provides that the Company’s equity awards that are outstanding immediately prior to the Effective Time will be subject to the following treatment as of the Effective Time:

●	Each option to purchase shares of Class A common stock that is vested in accordance with its terms and outstanding as of immediately prior to the Effective Time will, provided that such option has a per share exercise price less than the Transaction Consideration, automatically and without any required action on the part of the holder thereof, be canceled and converted into the right to receive an amount in cash, without interest, equal to (i) the total number of shares of Class A common stock underlying such option multiplied by (ii) the excess of (A) the Transaction Consideration over (B) the per share exercise price for such option, subject to applicable withholding taxes;

●	Each option that is not vested and is outstanding as of immediately prior to the Effective Time will, provided that such option has a per share exercise price less than the Transaction Consideration, automatically and without any required action on the part of the holder thereof, be canceled and replaced with a new award to be issued by Spark Parent or one of its affiliates following the Effective Time;

●	Any option, whether or not vested, that has a per share exercise price that is equal to or greater than the Transaction Consideration will be canceled for no consideration;

●	Each RSU held by a non-employee director of the Company that is outstanding as of immediately prior to the Effective Time will, automatically and without any required action on the part of the holder thereof, be canceled and converted into the right to receive an amount in cash, without interest, equal to (i) the total number of shares of Class A common stock underlying such RSU multiplied by (ii) the Transaction Consideration, subject to applicable withholding taxes;

●	Each RSU (other than those held by a non-employee director of the Company) that is not vested and is outstanding as of immediately prior to the Effective Time will, automatically and without any required action on the part of the holder thereof, be canceled and replaced with a new award to be issued by Spark Parent or one of its affiliates following the Effective Time;

●	Each PSU that is outstanding as of immediately prior to the Effective Time and for which the applicable performance condition has been satisfied as of immediately prior to the Effective Time will, automatically and without any required action on the part of the holder thereof, be canceled and converted into the right to receive an amount in cash, without interest, equal to (i) the total number of shares of Class A common stock underlying such PSU multiplied by (ii) the Transaction Consideration, subject to applicable withholding taxes; and

●	Each PSU that is outstanding as of immediately prior to the Effective Time and for which the applicable performance condition has not been satisfied as of immediately prior to the Effective Time will be canceled for no consideration.

The Transaction Agreement also provides that, following the date of the Transaction Agreement, except for the offering under the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) in effect as of the date of the Transaction Agreement, no offering under the ESPP will be authorized or commenced, no new participants will commence participation in the ESPP, no participant in the ESPP will be permitted to increase his or her payroll contribution rate in effect as of the date of the Transaction Agreement or make separate non-payroll contributions, the accumulated contributions of each participant will be used to purchase shares of Class A common stock prior to the Effective Time in accordance with the ESPP, after which all purchase rights under the ESPP will be terminated, and the ESPP will terminate effective as of (and subject to the occurrence of) the Effective Time. The Transaction Agreement further provides that, at the Effective Time, each warrant that is outstanding as of immediately prior to the Effective Time will, in accordance with its terms, automatically and without any required action on the part of the holder thereof, cease to represent a warrant in respect of our Class A common stock and will become a warrant exercisable for Transaction Consideration.

During the period beginning on the date of the Transaction Agreement and continuing until 11:59 p.m., New York time on March 4, 2022, we had the right to, among other things, (1) solicit alternative acquisition proposals, (2) provide information (including non-public information) to third parties in connection therewith pursuant to an acceptable confidentiality agreement, and (3) initiate or continue discussions with third parties in connection therewith. During such period, the Company’s financial advisor, at the direction of the Board, communicated with additional parties to gauge their interest in making an alternative acquisition proposal. No party made an alternative acquisition proposal during such period. From and after 11:59 p.m., New York time on March 4, 2022, the Company must comply with customary non-solicitation restrictions.

Either we or Spark Parent may terminate the Transaction Agreement in certain circumstances, including if (1) the Transaction is not completed by August 2, 2022, subject to certain limitations, (2) a court of competent jurisdiction has issued a final, non-appealable injunction prohibiting the consummation of the Transaction, (3) the Company’s stockholders fail to adopt and approve the Transaction Agreement, and (4) the other party breaches its representations, warranties or covenants in the Transaction Agreement such that certain conditions would not be satisfied, subject in certain cases, to the right of the breaching party to cure the breach. The parties may also terminate the Transaction Agreement by mutual written consent. If the Transaction Agreement is terminated in certain other circumstances, including by us in order to enter into a superior proposal or by Spark Parent because the Board withdraws its recommendation in favor of the Transaction, we would be required to pay Spark Parent a termination fee of approximately $11.5 million; provided that a lower fee of approximately $7.7 million will apply with respect to a termination to enter into a superior proposal during the “go-shop” period described in the preceding paragraph. In addition, if the Transaction Agreement is validly terminated (1) by Spark Parent for our breach of our representations, warranties or covenants in the Transaction Agreement such that certain conditions would not be satisfied, subject in certain cases, to our right to cure the breach, (2) by either party if the Company’s stockholders fail to adopt and approve the Transaction Agreement or (3) because the Transaction is not completed by August 2, 2022 (subject to certain limitations), we will be required to pay the termination fee if, within 12 months after termination of the Transaction Agreement, we enter into an alternative acquisition proposal that was made prior to the termination of the Transaction Agreement.

We made customary representations, warranties and covenants in the Transaction Agreement, including, among others, covenants to conduct our business in all material respects in the ordinary course during the period between the date of the Transaction Agreement and the completion of the Transaction. The parties have agreed to use reasonable best efforts to take all actions necessary to consummate the Transaction, including cooperating to obtain the regulatory approvals necessary to complete the Transaction.

Completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including (1) the adoption and approval of the Transaction Agreement by the Company’s stockholders; (2) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (3) the absence of any order, injunction or law prohibiting the Transaction; (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Transaction Agreement; (5) compliance in all material respects with the other party’s obligations under the Transaction Agreement; and (6) each party having received from the other party a certificate confirming that the relevant conditions have been satisfied with respect to that party. The parties made the filings required under the HSR Act on February 14, 2022, and the applicable waiting period under the HSR Act expired at 11:59 p.m., Eastern Time, on March 16, 2022. A special meeting of the Company’s stockholders to consider and vote on a proposal to adopt and approve the Transaction Agreement is scheduled to be held on April 4, 2022. The parties expect the Transaction to close in the second quarter of 2022. If the Transaction is consummated, the Company’s Class A common stock and warrants to purchase shares of Class A common stock will be delisted from the Nasdaq Global Select Market (“Nasdaq”) and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On February 2, 2022, concurrently with the execution of the Transaction Agreement, each of Christopher M. Gallagher, the Company’s Chief Executive Officer and a member of the Board, the Gallagher 2020 Children’s Trust, for which Dr. Gallagher serves as a trustee, Steven J. Shulman, the Chairman of the Board, and SOC Holdings LLC, an affiliate of Warburg Pincus LLC (“Warburg Pincus”), entered into a voting and support agreement with the Company and Spark Parent pursuant to which each such stockholder has agreed, among other things, to vote their shares of Class A common stock in favor of adoption and approval of the Transaction Agreement, and against any competing transaction, so long as, among other things, the Transaction Agreement remains in effect. As of February 25, 2022, the record date for the special meeting, those stockholders beneficially owned and are entitled to vote in the aggregate approximately 38.7% of the issued and outstanding shares of Class A common stock entitled to vote at the special meeting.

For additional information related to the Transaction Agreement and related voting and support agreements, please refer to our filings previously made with the SEC in connection with the Transaction, including the Company’s definitive proxy statement filed on March 7, 2022, and the full text of the Transaction Agreement and the form of voting and support agreement, copies of which were filed on February 4, 2022, as Exhibits 2.1 and 99.1 to the Company’s Current Report on Form 8-K.

Because the Transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this report, including those that present forward-looking information as that term is defined elsewhere herein, assume the continuation of SOC Telemed as a public company. If the Transaction is consummated, our actions and results may be different than those anticipated by such forward-looking statements contained in this report, and such differences may be material.

Our Mission

Our mission is to partner with healthcare organizations to bring clinicians and patients together using innovative technologies to improve clinical care and patient outcomes in a measurable way.

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

Hospitals and health systems today face many challenges. Over the next decade, the U.S. is expected to continue to face a shortage of primary care and specialist physicians in both urban and rural communities, which will adversely impact access to care and clinical outcomes. In addition, hospitals and health systems have difficulty efficiently staffing with unknown and unpredictable patient demand, leading to increased costs or delays in patient care. These challenges, combined with increased financial pressure, are driving hospitals and healthcare systems to seek solutions that can deliver cost-effective access to qualified clinicians and high-quality care.

We focus on the acute care telemedicine industry. Access to timely care is essential to improved health outcomes, but the complexity in the operating environment for acute care telemedicine creates significant barriers to entry. Technology, workflows and clinical network elasticity are critical to connect remote specialists to patients and on-site providers within minutes. Additionally, predictive modeling, actionable analytics, a flexible decision engine and workflow assurance facilitate clinician deployment in a protocol driven framework. An effective telemedicine platform also must be integrated across hospitals and health systems yet work within the local system hardware and software infrastructure in order to optimize workflow and enhance clinical outcomes.

Our cloud-based Telemed IQ platform optimizes workflows and supports various provider-to-provider and provider-to-patient interactions (on-demand, scheduled, rounding, etc.) via any web-enabled device, at any care location, across the care continuum. Our platform is a fully integrated and configurable technology solution that seamlessly combines voice, video, imaging, electronic medical record (“EMR”) integration, clinical workflow optimization, clinical resource management, analytics, predictive modeling and other reporting tools. As an enterprise offering, Telemed IQ enables hospitals, health systems and other healthcare organizations to provide telemedicine programs and drive revenue growth and/or optimize clinical coverage costs, either with their own clinical team or in conjunction with our affiliated network of established, board-certified physicians and other provider specialists. Our affiliated national provider network is comprised of more than 380 board-certified neurologists, psychiatrists, intensivists, pulmonologists, cardiologists, infectiologists, perinatologists, nephrologists, endocrinologists and other physicians, representing a critical mass of scarce clinical resources ready for deployment and collaboration at nationwide sites of care. Our platform can be extended to other specialties and service lines, based on our customer’s needs and their own clinical teams, and has been utilized across more than 20 specialties.

We have experienced significant growth since the founding of our business in 2004. We derive our revenues primarily from hospitals and health systems, physician groups, post-acute providers, and government customers. As a result of the Acquisition, we have expanded our focus from primarily the emergency department to include other inpatient-based specialties, thus diversifying both the number of clinical services and where they are provided in the acute care setting. We also now offer hybrid services with on-site physicians in addition to our primary telemedicine service offering.

Our customers generally enter into multi-year agreements where they pay us a fixed monthly fee for the availability to perform a pre-determined number of consults and/or to provide on-demand consultations. In 2021, approximately 70% of our revenues were from fixed monthly fees. In addition, if our customers exceed their fixed monthly allotment of consults, we charge a per consult rate (i.e., a variable fee) for any subsequent consultations during that period. Customers may also choose to license the Telemed IQ platform for virtualizing their own clinician networks. In these instances, we receive a subscription license fee for each clinician that uses our platform. Although revenues from Telemed IQ subscription license fees have been immaterial to date, they have been increasing in recent periods and we plan to continue to invest in the go-to-market resources to address our market opportunity. We also provide RCM capabilities to customers where physician services are eligible for reimbursement. In these cases, we bill patients and third-party payers for physician services rendered.

COVID-19 Impact on Telemedicine

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

Our Stakeholders

We provide value to all of our stakeholders — the hospital, the physician and the patient.

●	Hospitals: We provide hospitals with efficient, collaborative high-quality care at a lower cost. In particular, we enable hospitals to retain high-value capabilities benefiting their communities, such as stroke care, avoid costly backlogs for psychiatric evaluations in emergency departments and inpatient sites of care, and improve patient quality of care through timely access to specialized resources.

●	Physician Groups: We enable physician groups to more effectively deploy clinical capital. By doing so, physician groups can better optimize scarce and expensive clinical resources to better match clinician supply to patient demand and improve their productivity and profitability.

●	Patients: We provide patients with access to quality care when and where it is needed. We ensure patients have access to scarce clinical specialists and rapid intervention to address acute procedures for better outcomes.

Our Telemed IQ Platform

Adapting the acute care workflow to telemedicine involves a complex orchestration between patient, remote physician, bedside health provider and consult coordination experts. All of these participants are mediated by a low-code, highly configurable software platform, which features a configurable decision engine, matching patients and physicians and coordinating the various stages of the procedure and follow-up.

Illustrative example:

●	Patient presents in the emergency room with stroke symptoms.

●	Onsite clinician initiates a consult request to a teleNeurologist using our Telemed IQ platform.

●	Our configurable decision engine prioritizes the consult given clinically based acuity and required response time data points.

●	Simultaneously, the platform scores and ranks the physicians who are eligible to handle this consult.

●	After the most appropriate and available teleNeurologist is selected, contacted and engaged on our Telemed IQ platform, the physician evaluates the patient over an automated video connection. Through our platform, the physician views the same images that are available in the hospital and collaborates with the onsite clinicians for the patient’s care. Upon completion of the consultation, evaluation notes are seamlessly transferred via the Telemed IQ into the patient’s EMR.

Our Solution

Acute care is a complex and heterogeneous environment within a single hospital, and every hospital within a larger integrated delivery network can have its own unique workflows. To operate in this environment, we need to be flexible, adapting to these workflows and the technology infrastructure. We built our platform technology and solutions around this premise and have successfully addressed this complexity. As a result, we can enable varying provider-to-patient and provider-to-provider interactions across different specialties, provider groups, locations and technology infrastructure.

Our cloud-based Telemed IQ technology platform supports various clinical workflows and can support any specialty, be deployed across our network of board-certified physicians and other provider specialists, third-party clinicians or both, and run on any telemedicine endpoint at any location. We leverage our platform across two different configurations that we sell to the market:

●	Core Services: We integrate our Telemed IQ platform and acute physician network to provide a turnkey acute care telemedicine solution that addresses the clinical provisioning and financial needs of our customers. The benefits of our core services are to rapidly provide access to scarce physicians and other provider specialists to help our hospital partners increase access to specialist care, improve outcomes for their patients, retain high-value capabilities, reduce costs and enable customers to care for more clinically complex cases. Following the Acquisition, we also offer a hybrid model, which provides physicians on-site using our Telemed IQ platform.

●	Telemed IQ Platform: We provide our Telemed IQ platform on a standalone basis as a solution to health systems and other provider groups that want to virtualize their own clinician resources using a technology platform that was purpose-built to support the complex and unique needs of an acute patient care setting. Our platform has been utilized across more than 20 specialties.

Our Offerings

Core Services. We integrate our Telemed IQ platform and acute physician network to provide a turnkey acute care telemedicine solution that addresses the clinical provisioning and financial needs of our customers. The benefits of our core services are to rapidly provide access to scarce physicians and other provider specialists to help our hospital partners increase access to specialist care, improve outcomes for their patients, retain high-value capabilities, reduce costs and enable customers to care for more clinically complex cases.

Telemed IQ Platform. We provide our Telemed IQ platform on a standalone basis as a solution to health systems and other provider groups that want to virtualize their own clinician resources using a technology platform that was purpose-built to support the complex and unique needs of an acute patient care setting. Our platform has been utilized across more than 20 specialties.

RCM Capabilities. We provide RCM capabilities to customers where physician services are eligible for reimbursement. In these cases, we bill patients and third-party payers for physician services rendered.

Technology

Our Telemed IQ platform was purpose-built to run our acute care services business. We developed a scaled, configurable platform with sophisticated functionality to meet our clinical, financial and operational needs. Our customers benefit from our experience, data analysis, continuous enhancements and best practices. Our Telemed IQ platform helps our customers achieve their clinical, financial and operational goals by facilitating the efficient deployment of clinical resources to where it is needed most. Our platform can be extended to other specialties and service lines, based on the customer’s needs, and has been utilized across more than 20 specialties. Customers can deploy the platform with their own network of clinicians, our network of board-certified physicians and other provider specialists, third-party clinicians, or any combination thereof.

Our low-code development platform provides us with a significant competitive advantage. We can conceptualize, configure, and deploy new workflows and clinical service lines rapidly, adding value to our customers and facilitating growth. Our browser-based platform permits clinicians to conduct telemedicine evaluations using a laptop, tablet or phone application on iOS and Android platforms. We offer two-way integration with EMR systems and have received formal certification from both Epic and Cerner.

To optimize the assignment of clinicians to the telemedicine consult, our platform uses multiple automated decision support engines that sort incoming consults according to customer-guided custom priority rules. The decision support engines determine the most appropriate clinician who can and should take the consult based on each customer’s predetermined rules. Our platform also manages the structured communication between the clinician initiating the consult and the clinician accepting the consult assigned action.

Our Telemed IQ platform captures a significant volume of clinical and operational data that is utilized on a de-identified basis to provide our customers with actionable data analytics and benchmarking. We believe our data analytic tools and transparency fosters trust among our customers and helps optimize their workflow while improving quality of care, throughput, response time, and productivity.

Scalability and Security

We host our applications and serve our customers from several cloud-based data centers, including those operated by Amazon Web Services, which are designed to support high levels of availability and have redundant subsystems and compartmentalized security zones. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention. We have implemented telehealth industry-standard processes, policies and tools across our software development and network administration, including regularly scheduled vulnerability scanning and third-party penetration testing in order to reduce the risk of vulnerabilities in our system. We also have achieved HITRUST CSF security certification, a recommended framework trusted by many health systems and hospitals to manage risk, and realized over 99.99% uptime of our platform during the twelve months ended December 31, 2021. Our systems transmit encrypted backup files and logs over secure connections to multiple storage devices. We monitor our systems for any signs of trouble and take precautions as necessary.

Operations

Our implementation, training, clinical provisioning, credentialing, customer service and technical teams work collaboratively to onboard new customers and efficiently execute acute care telemedicine consultation requests.

Implementation and Training

In the ordinary course, a typical installation of our solution requires approximately 90 to 120 days, depending on customer processes and resources. However, we can rapidly deploy our solution in as little as 72 hours as we demonstrated during the COVID-19 pandemic. We provide training for our customers to ensure a seamless transition to our telemedicine services. Prior to any implementation, we analyze our customers’ workflow and develop an implementation plan that meets their objectives and incorporates industry best practices.

Clinical Provisioning

Our clinical provisioning team matches clinical supply to demand by focusing on both our customer’s long-term and short-term clinical coverage needs. We analyze historical data and use our proprietary and predictive analytics and tools to evaluate each clinical service line to project consult demand in order to assess the number of specialists needed for each hour of the day and each day of the week. We continuously monitor and analyze utilization data from across the country to identify patterns, surges and spikes and adjust coverage as necessary. We also use a variety of data sources and analytics to drive our long-term staffing strategy and scale our practice in advance of demand.

Credentialing, Licensing, and Privileging

Acute care telemedicine is different from consumer telehealth offerings because physicians must be both licensed in the state where the patient is located and be privileged at the healthcare facility where the patient is being treated. These requirements create a highly complex compliance environment, because there is significant variability in the licensing and credentialing requirements and procedures mandated by individual state licensing boards and related lead times. At the facility level, the administrative burden associated with credentialing and privileging is a resource-intensive process. We ensure that our network of board-certified physicians and other provider specialists acquire and maintain the qualifications required for their specialty and receive the licenses and privileges necessary to practice across multiple states and facilities in a timely manner. We have established rigorous processes and policies that allow us to meet the expectations of our customers and comply with applicable federal, state and accreditation standards. Every physician who applies for privileges is reviewed by a group of peers in accordance with applicable regulatory and accreditation requirements. As of December 31, 2021, we manage approximately 3,600 licenses and 15,600 privileges on behalf of our network physicians.

Consult Coordination Center

The critical nature of our work often requires physicians to make life-saving decisions shortly after interacting with a health facility or patient. Every inbound request and consultation is monitored by a team of consult coordination experts. These experts are responsible for monitoring and managing the efficient execution of our services from the initial consult request through preparation, physician assignment, and post-evaluation documentation on a 24-hour, 7-days-a-week, and 365-days-a-year basis. Our technology solution empowers the team managing this capability with tools to manage consult flow, prioritize by consult severity and ensure that the technology, physician, bedside provider and patient are ready for clinical interaction. All of our communications take place in real-time, providing physicians and other provider specialists with immediate updates around patient status. Appropriate metrics are captured for each telemedicine consult for quality assurance purposes and evaluation in quality care and customer satisfaction.

Quality

We are focused on providing the highest level of clinical and operational quality. We have developed a comprehensive quality management program that supports evidence-based practices, tracks customer satisfaction levels and encourages continuous improvement of telemedicine services. Our clinical leaders regularly review industry accepted standards and, when appropriate, make changes to our protocols. As new practice standards are introduced, our network of board-certified physicians and other provider specialists review these standards and adapt them for national telemedicine practice. Our network physicians and other specialists are continuously trained and evaluated to appropriately integrate and utilize these updated practice standards.

In 2006, we were the first telemedicine organization to earn The Joint Commission’s Gold Seal of Approval for Ambulatory Health Care Accreditation, a status we have retained since that time. Similar to our hospital customers, we are evaluated for compliance with ambulatory care standards, including coordination of care, physician credentialing, monitoring of clinical quality, operational infrastructure, security and emergency procedures. Since 2018, we have been accredited for telemedicine by URAC (formerly known as the ClearHealth Quality Institute). Our processes undergo regular review by The Joint Commission and URAC as part of their ongoing accreditation processes.

Sales and Marketing

We have a team of experienced sales executives who are primarily responsible for selling our solutions and services directly to hospitals and health systems. Our team is organized into geographic territories and supported by clinical experts, technical experts, business development and lead-generation managers. In addition, we have developed channel customers who incorporate our platform as part of a model that combines on-site staffing solutions with telemedicine.

Our marketing program supports our growth and lead generation though content development, brand awareness, search engine optimization, field marketing events, integrated campaigns, industry relations and public media.

Research and Development

Our ability to continue to differentiate and enhance our platform depends on our capacity to continue to introduce new services, technologies and functionality. Our product development team is responsible for the design, development, testing and certification of our solution. We are a customer-led organization that has invested heavily in our strategic product management team, low-code development platform, network of industry relationships and innovative infrastructure. We focus our research and development spend on delivering new products and further enhancing the functionality, performance and flexibility of our solution.

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

While there are several competitors in our industry, many began from a hardware-centric focus, with the goal of extending and integrating their devices into hospitals. We approached the development of our Telemed IQ platform differently by focusing on optimizing a large network of board-certified physicians and other provider specialists across numerous complex workflows. As a result, configurability, modularity and optimization became imperative and we subsequently made these capabilities available on a low-code development platform to address the configurability needs of our customers.

We believe we compete favorably based on the following key competitive factors for our industry:

●	access to a broad network of established, board-certified physicians and other provider specialists;

●	purpose-built acute care platform with highly configurable workflows and easy integration;

●	demonstrated scalability;

●	clinical and service quality;

●	customer satisfaction;

●	value;

●	reporting, analytics and benchmarking;

●	experience; and

●	flexibility.

Tele-Physicians Practices

We support and coordinate the services of our affiliated clinician network through administrative support services agreements, management services agreements or similar arrangements (collectively, “Administrative Agreements”) with nine independent professional entities: Tele-Physicians, P.C. (d/b/a California Tele-Physicians), Tele-Physicians, P.C. (d/b/a Georgia Tele-Physicians), Tele-Physicians, P.C. (d/b/a New Jersey Tele-Physicians), Tele-Physicians, P.A. (d/b/a Texas Tele-Physicians), JSA Health California PC, JSA Health Texas PLLC, Access Physicians, PLLC, AP US 9, P.C. and AP US 14, P.A. (collectively, the “Tele-Physicians Practices”). The Tele-Physician Practices are 100% physician-owned and employ or contract with physicians for the clinical and professional services provided to customers of ours and the Tele-Physicians Practices. Under the Administrative Agreements, we have agreed to serve as the sole and exclusive administrator of all non-clinical, day-to-day operations and business functions required for the administrative operation of each Tele-Physicians Practice, including business support services, contracting support, accounting, billing and payables support and technology support, so that each Tele-Physicians Practice may provide to its customers professional medical diagnosis, evaluation and therapeutic intervention services in certain specialty areas through telemedicine and other in-person consultations. The Administrative Agreements typically require the Tele-Physicians Practices to maintain the state licensure and other credentialing requirements of its physicians and professional liability insurance covering each of its physicians. We separately carry a medical professional liability insurance policy. Under each of the Administrative Agreements, the applicable Tele-Physicians Practice pays us either (a) a monthly administrative fee of a fixed dollar amount multiplied by the average number of customer facilities then under contract with the Tele-Physicians Practice, plus certain direct costs incurred by us on behalf of the Tele-Physicians Practice, or (b) a monthly management fee consisting of (i) a fixed monthly amount, (ii) certain overhead costs we incur and attribute to the applicable Tele-Physicians Practice and (iii) a set percentage of such incurred overhead costs. Typically, the Administrative Agreements have an initial five-year term and automatic annual extensions thereafter, while the Administrative Agreements assumed with the Access Physicians acquisition have an initial fifteen-year term. Unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following the commencement of bankruptcy or liquidation proceedings by the non-terminating party, a material breach of the applicable Administrative Agreement by the non-terminating party or otherwise pursuant to the terms thereof, each of the Administrative Agreements automatically renews for a one-year term. The Tele-Physicians Practices are considered variable interest entities and their financial results are included in our consolidated financial statements. See Note 5, Variable Interest Entities, of our consolidated financial statements included elsewhere in this report.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We primarily rely on a combination of trademarks, copyrights, trade secrets, intellectual property assignment agreements, confidentiality procedures, nondisclosure agreements and employee nondisclosure and invention assignment agreements, and other similar measures to establish and protect our intellectual property and internally developed technology, including our Telemed IQ software platform. Our trademarks include SOC Telemed, marks for our acquired businesses, and various marketing slogans. Although we do not currently hold a patent for Telemed IQ, we continually assess the most appropriate methods of protecting our intellectual property and may decide to pursue available protections in the future. However, these intellectual property rights and procedures may not prevent others from competing with us. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our solution or to obtain and use information that we regard as proprietary, and may also attempt to develop similar technology independently. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could harm our business.

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change, especially health regulatory requirements. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated provider network, to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. No assurance can be made that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Provider Licensing, Medical Practice, Telemedicine Standards and Related Laws and Guidelines

The practice of medicine is subject to various federal, state and local laws, regulations and approvals, relating to, among other things, health provider licensure, adequacy and continuity of medical care, medical practice standards (including specific requirements when providing healthcare utilizing telemedicine technologies and consulting services among providers), medical records maintenance, personnel supervision, and prerequisites for the prescription of medication. The application of some of these laws to telemedicine is unclear and subject to differing interpretation. Further, laws and regulations specific to delivering medical services utilizing telemedicine technologies continues to evolve, with some states incorporating modality and consent requirements for certain telemedicine encounters.

U.S. Corporate Practice of Medicine; Fee-Splitting

We contract with physician-owned professional associations and professional corporations to make available coordinated telemedicine services on our platform. In connection with these arrangements, we administer all non-clinical aspects of the telemedicine services to support the independent professional associations, professional corporations, and their health providers, including billing, scheduling and a wide range of other administrative and support services, and they pay us a pre-determined amount for those services. These contractual relationships are subject to various state laws that prohibit fee-splitting (sharing of professional services income with non-professionals) or the practice of medicine by lay entities or unlicensed persons.

The corporate practice of medicine and fee-splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation, enforcement discretion by state regulators, and, in some cases, dated, yet still valid case law. Some of these requirements may apply to us or our affiliated provider network even if we do not have a physical presence in the state, based solely on the engagement of a provider licensed in the state or the provision of telemedicine to a resident of the state. However, regulatory authorities or other parties, including providers in our affiliated provider network, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our providers, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, or the need to make changes to the arrangements with our affiliated provider network; each of which could interfere with our business or prompt other adverse consequences.

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

U.S. Federal and State Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, or PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, or PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our affiliated network providers and our hospital, health system and other provider customers are all regulated as covered entities under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, HIPAA’s requirements are also directly applicable to the independent contractors, agents and other “business associates” of covered entities that create, receive, maintain or transmit PHI in connection with providing services to covered entities. SOC Telemed is a business associate under HIPAA when we are working on behalf of our affiliated medical groups and hospital, health system, and other provider customers.

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

Many states in which we operate and in which patients of our customers reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

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

Human Capital

As of December 31, 2021, we had 415 employees. Of these employees, all are located in the United States and approximately 61% are female and approximately 39% are male, with an average tenure across all employees of approximately 2.61 years. None of our employees are represented by a labor union. We leverage a network of established, board-certified physicians and other provider specialists through our relationships with affiliated professional entities.

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

Engagement—We believe in continual improvement and use employee feedback to drive and improve processes and programs that support our customers and ensure a deep understanding of our employees’ experience. We conduct a confidential employee survey each year.

Diversity, Equity & Inclusion (“DEI”)—We believe a diverse workforce and equitable and inclusive working environment are key factors in achieving better outcomes across all levels of our business. We value diverse perspectives and are proud of our diverse representation throughout the organization. To further this, we launched a DEI Council in 2021 to generate ideas on how we can continue to create an inclusive, equitable and diverse environment and measure progress. We support employee-led efforts, and the DEI Council will be comprised of employees from across the Company. We believe it is equally important that leadership is engaged, and the DEI Council is sponsored by our Chief Executive Officer and Senior Vice President of Human Resources, who have expressed commitment and support of increasing our DEI initiatives.

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

Risks Related to Our Business and Industry

The Transaction, the pendency of the Transaction or our failure to complete the Transaction could harm our business, results of operations, financial condition and stock price.

On February 2, 2022, we entered into the Transaction Agreement with Spark Parent and Spark Merger Sub, providing for our acquisition by affiliates of investment funds advised by Patient Square Capital, a dedicated health care investment firm. Completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including (1) the adoption and approval of the Transaction Agreement by the Company’s stockholders; (2) the expiration or termination of the applicable waiting period under the HSR Act; (3) the absence of any order, injunction or law prohibiting the Transaction; (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Transaction Agreement; (5) compliance in all material respects with the other party’s obligations under the Transaction Agreement; and (6) each party having received from the other party a certificate confirming that the relevant conditions have been satisfied with respect to that party. There is no assurance that all of the various conditions will be satisfied, or that the Transaction will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Transaction, including the risks detailed below.

During the period prior to the closing of the Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Transaction on our business relationships, financial condition, operating results and business, including:

●	potential uncertainty in the marketplace, which could lead customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us;

●	the possibility of disruption to our business and operations, including diversion of management attention and resources;

●	the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Transaction;

●	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Transaction, and other restrictions on our ability to conduct our business;

●	our inability to solicit other acquisition proposals during the pendency of the Transaction following the expiration of the “go-shop” period;

●	the amount of the costs, fees, expenses and charges related to the Transaction Agreement and the Transaction; and

●	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Transaction.

The Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

●	the outcome of legal proceedings that have been and may be instituted against us, our directors, executive officers and others relating to the Transaction and other legal and regulatory proceedings, which could delay or prevent the Transaction; and

●	the failure to satisfy the other conditions to the completion of the Transaction.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Transaction is the absence of any order or injunction prohibiting the Transaction. Consequently, if any lawsuit challenging the Transaction is successful in obtaining an order preventing the consummation of the Transaction, that order may delay or prevent the Transaction from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Transaction may harm our business.

Further, we have incurred significant legal, advisory and financial services fees in connection with the Transaction. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Transaction, including seeking approval from our stockholders. If there is any delay in the consummation of the Transaction, these costs could increase significantly.

If the Transaction does not close, our business and stockholders would be exposed to additional risks, including:

●	to the extent that the current market price of our Class A common stock reflects an assumption that the Transaction will be completed, the price of our Class A common stock and/or warrants could decrease if the Transaction is not completed;

●	investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Transaction; and

●	the requirement that we pay a termination fee of $11.5 million if the Transaction Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Spark Parent because the Board withdraws its recommendation in favor of the Transaction.

If the Transaction Agreement is terminated, the termination fee we may be required to pay, if any, under the Transaction Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Transaction Agreement could harm our business, results of operations or financial condition, which in turn could cause the price of our Class A common stock and/or warrants to decrease.

Even if successfully completed, there are certain risks to our stockholders from the Transaction, including:

●	the amount of Transaction Consideration to be paid under the Transaction Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock;

●	the fact that receipt of the all-cash per share Transaction Consideration under the Transaction Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and

●	the fact that, if the Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

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

We have incurred net losses on an annual basis since our inception. We incurred net losses of $50.5 million and $49.8 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of approximately $286.8 million as of December 31, 2021. We expect our costs to stabilize in the foreseeable future and our losses will decrease as we implement our restructuring plan. However, these efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues or decreasing our costs sufficiently. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. To date, we have financed our operations principally from the sale of our equity securities, revenue from sales of our telemedicine consultation services, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2021 and 2020, and we may not generate positive cash flow from operations in any given period. If we are not able to achieve or maintain positive cash flow in the long term, we will require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to address these risks and challenges successfully as we encounter them, our business may be harmed. Our failure to achieve or maintain profitability or positive cash flow could negatively affect the value of our Class A common stock.

Our restructuring plan and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On October 28, 2021, the Board approved certain strategic, operational and organizational plans to improve productivity and reduce complexity in the way we manage our business. The restructuring plan includes a reduction in our non-clinical headcount by approximately 12% as well as additional cost-saving initiatives. These actions were substantially completed by the end of 2021. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our business may be harmed. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. In addition, a significant percentage of our revenues is based upon variable fee provisions in our customer service contracts for additional utilization of our consultation services. Those variable consultation fees fluctuate based on the degree to which customers are utilizing our services exceed the contracted amounts, which is difficult to predict in advance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

●	the Transaction, the pendency of the Transaction or our failure to complete the Transaction;

●	the addition or loss of large hospital and healthcare system customers, including through acquisitions or consolidations of such customers;

●	seasonal and other variations in the timing of our sales and implementation cycles, especially in the case of our large customers;

●	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our customers;

●	the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare system customers or strategic partners;

●	hospital and healthcare system customer renewal rates and the timing and terms of such renewals;

●	the mix of services sold and utilization volume of our services during a period;

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

●	technical difficulties or interruptions in our services;

●	breaches of information security or privacy;

●	our ability to hire and retain qualified personnel, including cross-licensing and privileging our physician network;

●	changes in the structure of healthcare provider and payment systems;

●	changes in the legislative or regulatory environment, including with respect to healthcare, privacy, or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

●	the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;

●	the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the actions taken to contain or address its impact, including the availability, adoption and effectiveness of a vaccine, and their impact on economic, industry and market conditions, customer spending budgets and our ability to conduct business;

●	political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and

●	changes in business or macroeconomic conditions.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws, rules and regulations that govern public companies. Following the completion of the Merger Transaction, we became subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations or the ongoing transition of our business to a public company. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition. In addition, we will need to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, we had approximately $297.3 million of federal gross net operating loss carryforwards and $273.6 million of state gross net operating loss carryforwards. The federal gross net operating loss carryforwards of $176.3 million created subsequent to the year ended December 31, 2017, carry forward indefinitely, whereas the remaining federal gross net operating loss carryforwards of $121.0 million begin to expire in 2025. Our ability to utilize NOLs may be currently subject to limitations due to prior ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOLs that are not more likely than not expected to be utilized.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures, and, as previously disclosed, had identified a material weakness in its internal control over financial reporting related to the design of its control environment. We have identified material weaknesses in our internal control over financial reporting and, as a result, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2021. See “Controls and Procedures” under Part II, Item 9A of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, we determined that we had a material weakness related to informational technology (“IT”) general controls because we did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that information technology and data changes affecting financial IT applications and underlying accounts records are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel.

The material weakness related to the control environment did not result in adjustments to the financial statements for the year ended December 31, 2021. The IT deficiencies did not result in a material misstatement to our consolidated financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a second material weakness. Additionally, each of the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. As discussed in the section entitled “Controls and Procedures” under Part II, Item 9A of this report, our management has concluded that our disclosure controls and internal control over financial reporting were not effective as of December 31, 2021. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the price of our Class A common stock.

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

The telemedicine industry is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. The successful implementation of our business model depends on our ability to anticipate and adapt to evolving technologies and industry standards and introduce new solutions accordingly. For example, we recently started deploying our Telemed IQ software platform to hospital organizations as a stand-alone solution independent of our clinical services to enable these providers to optimize and scale our platform across all of their care sites. These new solutions carry risks, such as cost overruns, delays in delivery, performance problems, and lack of acceptance by our customers. If we cannot anticipate or adapt to rapidly evolving industry standards, technology, and increasingly sophisticated customers and their employees, our existing technology could become undesirable, obsolete, or harm our reputation. Moreover, we may not be successful in developing, using, marketing, selling or maintaining new technologies effectively or adapting our solutions to evolving customer requirements or emerging industry standards, and, as a result, our business could be harmed. In addition, we have limited insight into trends that might develop and affect our business, which could lead to errors in our predicting and reacting to relevant business, legal, and regulatory trends and healthcare reform. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future solutions and services becoming uncompetitive or obsolete. If any of these events occur, it could harm our business.

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

As of December 31, 2021, investment funds owned by Warburg Pincus LLC (“Warburg Pincus”) and its affiliates beneficially owned approximately 33.5% of our outstanding Class A common stock. As long as Warburg Pincus owns or controls a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of the Board, any amendment to our amended and restated certificate of incorporation or amended and restated by-laws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, in connection with the Merger Transaction, we entered into an Investor Rights Agreement with Warburg Pincus pursuant to which, among other things, Warburg Pincus has the right to designate (i) up to five of nine directors for as long as it beneficially owns at least 50% of the issued and outstanding shares of Class A common stock, (ii) up to three of nine directors for so long as it beneficially owns at least 35% but less than 50% of the issued and outstanding shares of Class A common stock, (iii) up to two of seven directors for so long as it beneficially owns at least 15% but less than 35% of the issued and outstanding shares of Class A common stock and (iv) up to one of seven directors for so long as it beneficially owns at least 5% but less than 15% of the issued and outstanding shares of Class A common stock. Thomas J. Carella and Amr Kronfol, each a Managing Director of Warburg Pincus, are members of the Board and are deemed to be director designees of Warburg Pincus. Warburg Pincus’ influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our Class A common stock to decline or prevent stockholders from realizing a premium over the market price for our Class A common stock.

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

The market price of our Class A common stock and warrants has been and may continue to be volatile and subject to wide fluctuations depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock or warrants. Factors affecting the trading price of our Class A common stock and warrants may include:

●	the Transaction, the pendency of the Transaction or our failure to complete the Transaction;

●	market conditions in our industry or the broader stock market;

●	actual or anticipated fluctuations in our financial and operating results;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	our ability to market new and enhanced solutions on a timely basis;

●	announced or completed acquisitions of businesses, commercial relationships, products, services or technologies by us or our competitors;

●	changes in laws and regulations affecting our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	sales, or anticipated sales, of large blocks of our Class A common stock;

●	any major change in the composition of the Board or management;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), currency fluctuations and acts of war or terrorism; and

●	other risk factors listed under this “Risk Factors” section.

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

In connection with the completion of the Merger Transaction, we entered into an Amended and Restated Registration Rights Agreement with Warburg Pincus and the sponsor of the pre-Merger Transaction company, HCMC Sponsor LLC (the “Sponsor”), pursuant to which we agreed to register for resale and granted certain other registration rights with respect to the approximately 39.0 million shares of Class A common stock held by Warburg Pincus and the Sponsor and their respective permitted transferees, in addition to the warrants originally issued in a private placement to the Sponsor in connection with HCMC’s initial public offering and the up to 350,000 shares of our Class A common stock issuable upon the exercise of the private placement warrants. We also agreed to register for resale the 16.8 million shares of our Class A common stock (the “PIPE shares”) issued in a private placement that closed immediately prior to the Merger Transaction and the 12.5 million shares of Class A common stock issuable upon exercise of our publicly held warrants to purchase shares of Class A common stock. In accordance with the foregoing, we filed a registration statement covering the resale of up to 69.3 million shares of our Class A common stock, including 33.9 million shares of Class A common stock held by Warburg Pincus, the 16.8 million PIPE shares and 12.85 million shares of Class A common stock issuable upon exercise of our outstanding warrants. Shares of Class A common stock sold under such registration statement can be freely sold in the public market. In addition, in connection with the completion of the Acquisition, we agreed to register for resale the 13.8 million shares of our Class A common stock issued to the Sellers at the closing of the Acquisition and any shares of Class A common stock that we may issue in the future under deferred vesting agreements or, in our sole discretion, as payment in respect of certain earn-out amounts and other deferred consideration in accordance with the terms of the Purchase Agreement. In accordance with the foregoing, we filed a registration statement covering the resale of the 13.8 million shares of our Class A common stock issued at the closing of the Acquisition. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

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

As of December 31, 2021, warrants to purchase an aggregate of approximately 12.85 million shares of our Class A common stock were outstanding and exercisable. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Class A common stock will be issued, which will result in dilution to holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial position, results of operations or cash flows. Information with respect to this Item 3 may be found under the heading “Contingencies” in Note 22, Commitments and Contingencies, and under the heading “Legal Proceedings” in Note 27, Subsequent Events, to the consolidated financial statements in this report, which information is incorporated into this Item 3 by reference.

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

Holders

As of March 24, 2022, there were 74 holders of record of our Class A common stock and 10 holders of record of the warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on the Class A common stock to date. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Our ability to pay dividends on our Class A common stock is restricted by our Term Loan Facility. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Item 6. [Reserved].

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

Our revenues were $94.4 million and $58.0 million for the years ended December 31, 2021 and 2020, respectively, representing a period-over-period increase of 63%, including an incremental $29.3 million of revenues from the Acquisition. We experienced higher core consultation volume during the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to the Acquisition and the impact of the COVID-19 pandemic on the utilization of our core services. In recent periods, we have seen an improvement in our utilization rates for these services. We incurred net losses of $50.5 million and $49.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. This increase was primarily due to our investments in growth, transaction costs associated with the Acquisition, and costs related to transitioning to becoming a public company.

Recent Developments

Acquisition by Patient Square Capital

On February 2, 2022, we entered into the Transaction Agreement to be acquired by affiliates of investment funds advised Patient Square Capital, a dedicated health care investment firm, in an all-cash transaction that values SOC Telemed at approximately $364 million, including net debt. Subject to the terms, conditions and certain exceptions set forth in the Transaction Agreement, SOC Telemed stockholders will receive $3.00 per share in cash, without any interest and subject to applicable withholding taxes, upon completion of the Transaction. The Transaction is expected to be completed in the second quarter of 2022, subject to the satisfaction or waiver of customary closing conditions, including the adoption and approval of the Transaction Agreement by SOC Telemed stockholders. See Note 27, Subsequent Events, in our consolidated financial statements included elsewhere in this report for further information.

Because the Transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this report, including those that present forward-looking information as that term is defined elsewhere herein, assume the continuation of SOC Telemed as a public company. If the Transaction is consummated, our actions and results may be different than those anticipated by such forward-looking statements contained in this report, and such differences may be material.

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

We believe our business is well-positioned to benefit from the trends that are accelerating digital transformation of the health care industry as a result of the COVID-19 pandemic. The COVID-19 pandemic has had a significant impact on the telemedicine market by increasing utilization, awareness and acceptance among patients and providers. In the current environment, telemedicine has been promoted at the highest levels of government as a key tool for on-going healthcare delivery while access to healthcare facilities remains limited due to constraints in healthcare facilities’ resources and general patient fear of traditional in-person visits. Moreover, with clinicians quarantined or otherwise relegated to their homes due to safety issues, telemedicine has provided a solution for remote providers to continue to care for patients and for hospitals to access additional specialists to augment remaining staff. During the COVID-19 pandemic, the U.S. Congress and the CMS have significantly reduced regulatory and reimbursement barriers for telemedicine. As a result, telemedicine spending increased starting in 2020, and we expect this trend to continue after the public health emergency. In addition to Medicare and Medicaid, many states have issued executive orders or permanent legislation removing or reducing the regulatory and reimbursement barriers for telemedicine.

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

Number of facilities

We believe that the number of facilities using our platform are indicators of future revenue growth and our progress on our path to long-term profitability because we derive a substantial portion of our revenues from consultation fees under contracts with facilities that provide access to our professional provider network and platform. A facility represents a distinct physical location of a medical care site. The Acquisition of Access Physicians contributed 190 facilities as of December 31, 2021.

	As of December 31,
	2021	2020
Facilities	1,112	831

Bookings

We believe that new bookings are an indicator of future revenue growth and provide investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. Prior to the Acquisition, we defined bookings as the minimum contractual value for the initial 12 months of a contract as of the contract execution date, which amount included the minimum fixed consultation revenue, upfront implementation fees and technology and support fees, but excluded estimates of variable revenue for utilization in excess of the contracted amounts of consultations. Following the Acquisition, we changed our definition of bookings to reflect the annual recurring revenue from new contracts signed during a given period, which we believe more closely represents the annual revenues expected from those new agreements and creates a single definition for bookings between SOC Telemed and Access Physicians. As now defined, bookings represent the estimated annual recognized revenue for the initial 12 months of a contract as of the contract execution date. The minimum fixed consultation revenue, estimated variable fee revenue, 12 months of amortized upfront implementation fees, and technology and support fees are included in bookings. The minimum fixed consultation fee, variable fee revenue, as well as the technology and support fees are invoiced and recognized as revenues on a monthly basis. The upfront implementation fees are invoiced upon contract signing and accounted for as deferred revenues and amortized over our average customer relationship period. Bookings for the year ended December 31, 2021, are inclusive of activity from Access Physicians for the full period. Bookings attributable to Access Physicians prior to the closing date of the Acquisition were $5.1 million.

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Bookings	$31,825	$12,161

Number of implementations

An implementation is the process by which we enable a new service offering at a facility. We determine a new service offering has been enabled when facilities are fully able to access our platform, which typically involves designing the solution, credentialing and privileging physicians, testing and installing telemedicine technologies, and training facility staff. Implementations result in new customers utilizing our services or delivery of new services to existing customers and are an indicator of revenue growth. Implementations for the year ended December 31, 2021, are inclusive of activity from Access Physicians for the full period. Implementations attributable to Access Physicians prior to the closing date of the Acquisition were 38.

	Year Ended December 31,
	2021	2020
Implementations	390	260

Number of consultations

Because our consultation fee revenue generally increases as the number of visits increase, we believe the number of consultations provides investors with useful information on period-to-period performance as evaluated by management and as a comparison to our past financial performance. We define core consultations as consultations utilizing our 11 core services. Telemed IQ / other consultations are defined as consultations performed by other physician networks utilizing our technology platform, Telemed IQ. We experienced increased core consultation volume and Telemed IQ / other consultation volume for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to the impact of the COVID-19 pandemic on the utilization of our core services during 2020. Core consultations for the year ended December 31, 2021, include 109,723 core consultations attributable to Access Physicians since the closing date of the Acquisition.

	Year Ended December 31,
	2021	2020
Core consultations	254,814	129,606
Telemed IQ / other consultations	254,002	171,218
Total consultations	508,816	300,824

Components of Results of Operations

Revenues

We enter into contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the customers pay a fixed monthly fee for access to our Telemed IQ software platform and our clinical provider network. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the customer also pays a variable consultation fee for the additional utilization. Under certain contracts, we receive payments from patients, third-party payers and others for services rendered. The third-party payers pay us based on contracted rates or the entities’ billed charges. To facilitate the delivery of the consultation services, facilities use telemedicine equipment, which is either provided and installed by us or procured by the customer from external vendors. Customers of Access Physicians are sold a telemedicine cart with a computer and camera in order to properly facilitate meetings between patients, on-site health professionals, and remote physicians. We also provide the facilities with user training as well as technology and support services, which include monitoring and maintenance of our telemedicine equipment and access to our reporting portal. Prior to the start of a contract, customers make upfront non-refundable payments when contracting for implementation services.

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

Revenues are recognized when we satisfy our performance obligation to provide telemedicine consultation services as requested. These consultations covered by the fixed monthly fee, consultations that incur a variable fee, services rendered to be paid by patients and third-party payers, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, we have determined these represent a series of distinct services provided over a period of time in a single performance obligation. Access Physicians sells telemedicine carts to its customers and satisfaction of this performance obligation occurs upon delivery to the customer when control of the telemedicine cart is transferred. Revenues from telemedicine cart sales is recognized at a point in time, upon delivery. We have assurance-type warranties that do not result in separate performance obligations. Upfront nonrefundable fees do not result in the transfer of promised goods or services to the customer; therefore, we defer this revenue and recognize it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees, which are classified as current and non-current based on when we expect to recognize revenue.

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

Changes in Fair Value of Contingent Consideration

Changes in fair value of contingent consideration consist of changes in the fair value of contingent consideration associated with the Acquisition of Access Physicians in March 2021. See Note 4, Business Combinations, to our consolidated financial statements included elsewhere in this report for further information.

Gain on Contingent Shares Issuance Liabilities

Gain on contingent shares issuance liabilities consists of the change in the fair value of (1) 1,875,000 shares of our Class A common stock held by HCMC’s sponsor and subsequently distributed to its permitted transferees which were modified and became subject to forfeiture in connection with the closing of the Merger Transaction, and (2) 350,000 private placement warrants granted to HCMC’s sponsor and subsequently distributed to its permitted transferees as part of the Merger Transaction. The contingent shares issuance liabilities are revalued at their fair value every reporting period. See Note 6, Fair Value of Financial Instruments, and Note 17, Contingent Shares Issuance Liabilities, to our consolidated financial statements included elsewhere in this report for further information.

Gain on Puttable Option Liabilities

Gain on puttable option liabilities consists of changes in the fair value of puttable option liabilities. These puttable options are no longer outstanding as they were exercised as part of the Merger Transaction on October 30, 2020.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our Term Loan Facility and the Subordinated Note.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated Statement of Operations data:
Revenues	$94,442	$57,995
Cost of revenues	64,091	38,542
Operating expenses
Selling, general and administrative	86,606	61,280
Changes in fair value of contingent consideration	(3,265)	-
Total costs and expenses	147,432	99,822
Loss from operations	(52,990)	(41,827)
Gain on contingent shares issuance liabilities	11,325	4,237
Gain on puttable option liabilities	-	1
Interest expense	(6,800)	(12,152)
Interest expense – Related party	(2,229)	(75)
Loss before income taxes	(50,694)	(49,816)
Income tax benefit (expense)	152	(31)
Net loss	$(50,542)	$(49,847)

Revenues

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$94,442	$57,995	$36,447	63%

Revenues increased primarily due to the Acquisition, which contributed $29.3 million in incremental revenue. The increase was also due to an increase in fixed fees of $5.0 million attributable to new implementations and facilities and an increase in variable fee revenue of $2.1 million driven by an increase in core consultation volume.

Cost of Revenues and Gross Margin

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Cost of revenues	$64,091	$38,542	$25,549	66%
Gross margin	32%	34%

Cost of revenues increased primarily due to the Acquisition, which contributed $19.1 million in incremental costs. The increase was also driven by an increase of $5.0 million in physician fees due to an increase in our scheduled hours over the same period due to the recovery of demand for services and an increase of $1.4 million in equipment, licensing, and medical malpractice costs.

The decrease in gross margin was primarily driven by an increase in core consultation volume in the year ended December 31, 2021, due to increased demand for our services, which required us to increase the number of our scheduled hours resulting in increased physicians fees.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses:
Sales and marketing	$8,861	7,446	$1,415	19%
Research and development	2,894	1,376	1,518	110%
Operations	10,328	9,032	1,296	14%
General and administrative	64,523	43,426	21,097	49%
Total	$86,606	$61,280	$25,326	41%

Sales and marketing expenses increased due to investment in our go-to-market strategy and additional headcount for our sales and marketing teams.

Research and development expenses increased as we continue to invest in product development.

Operations expenses increased due to salaries, benefits and stock-based compensation associated with increased headcount for our operations team including revenue cycle management, credentialing, licensing and privileging personnel.

General and administrative expenses increased primarily due to $15.3 million attributable to the Acquisition and $5.2 million in integration, acquisition, transaction and executive severance costs in connection with the Merger Transaction, the Acquisition and the restructuring, and other costs associated with operating as a publicly traded company, offset by a $3.2 million decrease in stock-based compensation.

The following table reflects the portion of the total selling, general and administrative expenses related to stock-based compensation, depreciation and amortization and integration costs for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year Ended December 31, 2021					Year Ended December 31, 2020
	Stock-Based Compensation	Depreciation and Amortization		Integration Costs (1)		Stock-Based Compensation	Depreciation and Amortization	Integration Costs (1)
	(dollars in thousands)
Sales and marketing	$255	$		$		$41	$—	$—
Research and development	661					143	—	—
Operations	612					114	—	—
General and administrative	13,226		4,231		12,499	17,611	1,593	7,304
Total	$14,754		$4,231		$12,499	$17,909	$1,593	$7,304

(1)	Represents integration, acquisition, transaction and severance costs.

Changes in Fair Value of Contingent Consideration

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Changes in fair value of contingent consideration	$3,265	$-	$3,265	*

*	Percentage not meaningful

Changes in fair value of contingent consideration increased due to the re-assessment of the fair value of contingent consideration recorded in connection with the Acquisition.

Loss from Operations

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Loss from operations	$52,990	$41,827	$11,163	27%

*	Percentage not meaningful

Loss from operations increased due to an increase in selling, general and administrative expenses primarily due to integration, transaction and executive severance costs in connection with the Acquisition and the restructuring, and costs associated with operating as a publicly traded company.

Gain on Contingent Shares Issuance Liabilities

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on contingent shares issuance liabilities	$11,325	$4,237	$7,088	167%

Gain on contingent shares issuance liabilities increased due to the greater decrease in our stock price during the year ended December 31, 2021 as compared to the period from October 30, 2020 to December 31, 2020.

Gain on Puttable Option Liabilities

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Gain on puttable option liabilities	$-	$1	$(1)	*

*	Percentage not meaningful

Gain on puttable option liabilities decreased to $0 for the year ended December 31, 2021, because the puttable options ceased to be outstanding upon their exercise in connection with the closing of the Merger Transaction in the fourth quarter of 2020.

Interest Expense

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Interest expense	$9,029	$12,227	$(3,198)	(26)%

Interest expense decreased primarily due to a prepayment premium and acceleration of the amortization of discount fees in connection with the payoff of existing debt at the closing of the Merger Transaction in the fourth quarter of 2020.

Income Tax Benefit (Expense)

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Income tax benefit (expense)	$152	$(31)	$183	*

*	Percentage not meaningful

Income tax expense decreased as a result of the release of a valuation allowance upon recording a deferred tax liability in connection with the Acquisition.

Net Loss

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$50,542	$49,847	$695	1%

Net loss increased due to the increase in the loss from operations as described above, a gain on contingent shares issuance liabilities, and a decrease in interest expense.

Certain Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Adjusted gross profit	$35,501	$23,429
Adjusted gross margin	38%	40%
Adjusted EBITDA	$(19,444)	$(11,111)

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

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Revenues	$94,442	$57,995	$36,447	63%
Cost of revenues	64,091	38,542	25,549	66%
Gross profit	30,351	19,453	10,898	56%
Add:
Depreciation and amortization	5,082	3,910	1,172	30%
Equipment leasing costs	8	66	(58)	(88)%
Stock-based compensation(1)	60	-	60	*
Adjusted gross profit	$35,501	$23,429	12,072	52%
Adjusted gross margin (as a percentage of revenues)	38%	40%

*	Percentage not meaningful
(1)	Stock-based compensation relates to participation by physicians in our ESPP.

Adjusted gross profit increased primarily due to an increase in demand for core consultations and the Acquisition over the same period.

Adjusted gross margin decreased in 2021 as the increase in core consultation volume in the year ended December 31, 2021 due to increased demand for our services required us to increase the number of our scheduled hours resulting in increased physicians fees.

Adjusted EBTIDA

We believe that adjusted EBITDA enhances an investor’s understanding of our financial performance as it is useful in assessing our operating performance from period-to-period by excluding certain items that we believe are not representative of our core business. Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization (including internal-use software), write off of property and equipment, net, stock-based compensation, gain on puttable option liabilities, gain on contingent shares issuance liabilities, gain on change in fair value of contingent consideration, and integration, acquisition, transaction and executive severance costs. We believe adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry as this metric generally eliminates the effects of certain items that may vary from company to company for reasons unrelated to overall operating performance. The following table reconciles net loss to adjusted EBITDA:

	Year Ended December 31,
	2021	2020	Change	% Change
	(dollars in thousands)
Net loss	$(50,542)	$(49,847)	$(695)	1%
Add:
Interest expense	9,029	12,227	(3,198)	(26)%
Income tax (benefit) expense	(152)	31	(183)	*
Depreciation and amortization	9,313	5,503	3,810	69%
Write off of property and equipment, net	185	-	185	*
Stock-based compensation	14,814	17,909	(3,095)	(17)%
Gain on contingent shares issuance liabilities	(11,325)	(4,237)	(7,088)	167%
Gain on puttable option liabilities	-	(1)	1	*
Gain on change in fair value of contingent consideration	(3,265)	-	(3,265)	*
Integration, acquisition, transaction, and executive severance costs	12,499	7,304	5,195	71%
Adjusted EBITDA	$(19,444)	$(11,111)	$(8,333)	75%

*	Percentage not meaningful

Adjusted EBITDA decreased primarily due to an increase in selling, general, and administrative expenses from the Acquisition and due to operating as a public company, offset by an increase in gross profit due to increased demand for our services.

Liquidity and Capital Resources

As of December 31, 2021, our principal source of liquidity was cash and cash equivalents of $38.9 million. We believe that our cash and cash equivalents as of December 31, 2021 will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect our principal sources of liquidity will continue to be our cash and cash equivalents and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.

On February 2, 2022, we entered into the Transaction Agreement to be acquired by affiliates of investment funds advised Patient Square Capital in an all-cash transaction. We have agreed to various covenants and agreements in the Transaction Agreement, including, among others, covenants to conduct our business in all material respects in the ordinary course during the period between the date of the Transaction Agreement and the completion of the Transaction. In addition, without the consent of Spark Parent, we will not engage in certain types of transactions or take certain actions outside of the ordinary course during such period, including incurring additional debt or issuing any equity securities outside of certain limited exceptions. If the Transaction Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Spark Parent because the Board withdraws its recommendation in favor of the Transaction, we would be required to pay Spark Parent a termination fee of $11.5 million. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. See Note 27, Subsequent Events, in our consolidated financial statements included elsewhere in this report for further information.

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

As of December 31, 2021, the outstanding principal balance of these Term Loans was $87.5 million.

See Note 12, Debt, in our consolidated financial statements included elsewhere in this report for further information.

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

See Note 12, Debt, in our consolidated financial statements included elsewhere in this report for further information.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,075)	$(22,576)
Investing activities	(94,078)	(6,530)
Financing activities	134,259	63,319
Net increase in cash, cash equivalents	$106	$34,213

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021, was $40.1 million, consisting primarily of a net loss of $50.5 million and an increase in working capital of $3.3 million, offset by non-cash charges of $13.7 million. The changes in working capital were primarily due to an increase in accounts receivable and a decrease in prepaid expenses and other current assets due to timing of payments. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense, provision for accounts receivable allowances, and non-cash interest expense, changes in fair value of contingent consideration and gain on contingent share issuance liabilities.

Net cash used in operating activities for the year ended December 31, 2020, was $22.6 million, consisting primarily of a net loss of $49.8 million offset by changes in working capital of $2.8 million and non-cash charges of $24.4 million. The changes in working capital was primarily due to a decrease in accounts receivable and increase in accounts payable and accrued liabilities due to timing of payments. The non-cash charges primarily consisted of depreciation, amortization, stock-based compensation expense, provision for accounts receivable allowances, and non-cash interest expense.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2021, was $94.1 million, consisting of $89.8 million in net cash paid in connection with the Acquisition, $3.3 million in capitalized software development costs, and $1.0 million in purchases of property and equipment.

Net cash used in investing activities in the year ended December 31, 2020, was $6.5 million, consisting of $4.3 million capitalized software development costs and $2.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2021, was $134.3 million, consisting primarily of $106.9 million of net proceeds from borrowings under the Term Loan Facility and proceeds from the Subordinated Note issued in connection with the Acquisition and $51.5 million of net proceeds from the issuance of Class A common stock in the public offering that was completed in June 2021, offset by $24.5 million in partial repayment of borrowings under the Term Loan Facility and Subordinated Note.

Net cash provided by financing activities in the year ended December 31, 2020, was $63.3 million, consisting primarily of net proceeds from our Merger Transaction of $209.8 million and $10.9 million in net proceeds from the issuance of our Series J preferred stock. This was partially offset by repayment of the long-term debt principal of $88.3 million and liquidation of Series H, I and J preferred stocks by $63.2 million.

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

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

Our revenues are generated from service contracts with customer hospitals, physician practice groups, or other users. Revenues are recognized when we satisfy our performance obligation to provide telemedicine consultation services as requested. These consultations covered by the fixed monthly fee, consultations that incur a variable fee, services rendered to be paid by patients and third-party payers, use of telemedicine equipment, training, maintenance, and support are substantially the same and have the same pattern of transfer. Therefore, we have determined these represent a series of distinct services provided over a period of time in a single performance obligation. Payments received from third-party payers are generally less than billed charges. We monitor our revenue and receivables from third-party payers and record an estimated contractual allowance to properly account for the differences between billed and reimbursed amounts. Revenue from third-party payers is presented net of an estimated provision for contractual adjustments. Upfront nonrefundable fees do not result in the transfer of promised goods or services to the customer; therefore, we defer this revenue and recognize it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees, which are classified as current and non-current based on when we expect to recognize revenue.

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

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants and members of our board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and directors.

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

The following assumptions were used to calculate the fair value of stock options granted to employees:

	Year Ended December 31,
	2021 (1)	2020 (2)
Expected dividend	-	0.0%
Weighted average volatility	-	80.0%
Expected term	-	1 – 5 years
Risk-free interest rate	-	0.15% – 0.40%

(1)	No new grants were issued in the year ended December 31, 2021.

(2)	No new grants were issued in the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

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

The fair value of each grant made during the year ended December 31, 2021, was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Year Ended December 31,
	2021	2020(1)
Current stock price	$1.39 – 7.52	-
Expected volatility	55% - 75%	-
Expected term (in years)	3 – 3.5	-
Risk-free interest rate	0.24% - 0.91%	-

(1)	No PSUs were issued during the year ended December 31, 2020.

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

Long-lived assets (property and equipment and capitalized software costs) used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, we evaluate the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. There were no impairment losses through December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $38.9 million and $38.8 million as of December 31, 2021 and 2020, respectively. Our cash is held in non-interest-bearing accounts at high-credit quality financial institutions and are not subject to interest rate risk. At times, such amounts may exceed federally insured limits.

As of December 31, 2021, we had $87.5 million in variable rate debt outstanding. The maturity date for each Term Loan comprising the Term Loan Facility is April 1, 2026, and borrowings under the Term Loan Facility bear interest at a fluctuating rate per annum equal to 7.47% plus the greater of LIBOR and 0.13%. An immediate 100 basis point change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SOC Telemed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SOC Telemed, Inc. and its subsidiaries and affiliates (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Washington, District of Columbia

March 30, 2022

We have served as the Company’s auditor since 2015.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

As of December 31,

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents (from variable interest entities $8,015 and $1,942, respectively)	$38,860	$38,754
Accounts receivable, net of allowance for doubtful accounts of $401 and $447 (from variable interest entities, net of allowance $15,014 and $8,192, respectively)	17,837	8,721
Inventory	754	-
Prepaid expenses and other current assets	2,866	1,609
Total current assets	60,317	49,084

Property and equipment, net	3,295	4,092
Capitalized software costs, net	9,069	8,935
Intangible assets, net	41,967	5,988
Goodwill	158,289	16,281
Deposits and other assets	1,288	559
Total assets	$274,225	$84,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (from variable interest entities $2,466 and $692, respectively)	$4,977	$2,809
Accrued expenses (from variable interest entities $3,269 and $1,349, respectively)	12,605	8,293
Deferred revenues	520	610
Capital lease obligations	25	-
Other current liabilities	51	-
Stock-based compensation liabilities	-	4,228
Total current liabilities	18,178	15,940

Deferred revenues	965	923
Capital lease obligations	43	-
Long term debt, net of unamortized discount and debt issuance costs	86,709	-
Contingent shares issuance liabilities	1,125	12,450
Other long-term liabilities (from variable interest entities $2 and $157, respectively)	80	560
Total liabilities	$107,100	$29,873

COMMITMENTS AND CONTINGENCIES (Note 22)

STOCKHOLDERS’ EQUITY
Class A common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2021 and 2020; 99,274,594 and 74,898,380 shares issued and outstanding at December 31, 2021 and 2020, respectively.	10	8
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020, respectively.	-	-
Additional paid-in capital	453,876	291,277
Accumulated deficit	(286,761)	(236,219)
Total stockholders’ equity	167,125	55,066

Total liabilities and stockholders’ equity	$274,225	$84,939

The accompanying notes are an integral part of these consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

Years ended December 31,

	2021	2020
Revenues	$94,442	$57,995

Cost of revenues	64,091	38,542

Operating expenses
Selling, general and administrative	86,606	61,280
Changes in fair value of contingent consideration	(3,265)	-
Total operating expenses	83,341	61,280
Loss from operations	(52,990)	(41,827)

Other income (expense)
Gain on contingent shares issuance liabilities	11,325	4,237
Gain on puttable option liabilities	-	1
Interest expense	(6,800)	(12,152)
Interest expense – Related party	(2,229)	(75)

Total other income (expense)	2,296	(7,989)

Loss before income taxes	(50,694)	(49,816)

Income tax benefit (expense)	152	(31)

Net loss and comprehensive loss	$(50,542)	$(49,847)

Accretion of redeemable convertible preferred stock	-	(96,974)

Net loss attributable to common stockholders	$(50,542)	$(146,821)

Net loss per share attributable to common stockholders
Basic	$(0.55)	$(3.55)
Diluted	$(0.55)	$(3.55)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	91,321,642	41,346,849
Diluted	91,321,642	41,346,849

The accompanying notes are an integral part of these consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Additional		Total
	Common Stock (1)		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	34,140,909	$3	(90,302)	$(768)	$87,199	$(186,372)	$(99,938)

Stock-based compensation	-	-	-	-	13,681	-	13,681
Accretion of stock issuance costs and dividends on Series H, I and J contingently redeemable preferred stock	-	-	-	-	(96,974)	-	(96,974)
Exercise of stock options, net of withholding taxes	2,643,694	-	-	-	(11,883)	-	(11,883)
Exercise of warrants	1,210,247	-	-	-	98	-	98
Redemption of Series H preferred stock through issuance of common stock	10,600,347	1	-	-	106,642	-	106,643
Retirement of treasury stock	(90,302)	-	90,302	768	(768)	-	-
Contingent shares issuance liabilities associated with the Merger and Recapitalization	-	-	-	-	(16,687)	-	(16,687)
Merger and Recapitalization, net of transaction costs	26,393,485	4	-	-	209,969	-	209,973
Net loss	-	-	-	-	-	(49,847)	(49,847)

Balance, December 31, 2020	74,898,380	$8	-	$-	$291,277	$(236,219)	$55,066

Stock-based compensation	-	-	-	-	19,042	-	19,042
Release of RSUs	1,974,762	-	-	-	-	-	-
Exercise of stock options	30,865	-	-	-	85	-	85
Issuance of shares through employee stock purchase plan	143,353	-	-	-	235	-	235
Surrender of shares released through vested RSUs	(726,153)	-	-	-	-	-	-
Common stock issued as consideration for business acquisition (Access Physicians)	13,753,387	1	-	-	91,693	-	91,694
Issuance of Class A Common stock, net of issuance costs	9,200,000	1	-	-	51,544	-	51,545
Net loss	-	-	-	-	-	(50,542)	(50,542)

Balance, December 31, 2021	99,274,594	$10	-	$-	$453,876	$(286,761)	$167,125

(1)	As part of the Merger Transaction (as disclosed in Note 18), all per share information has been retroactively adjusted using an exchange ratio of 0.4047 per share.

The accompanying notes are an integral part of these consolidated financial statements.

SOC Telemed, Inc. and Subsidiaries and Affiliates
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Years ended December 31,

	2021	2020
Cash flows from operating activities:
Net loss	$(50,542)	$(49,847)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,269	5,503
Write off of property and equipment, net	185	-
Stock-based compensation	14,814	17,909
(Gain) on puttable option liabilities	-	(1)
Change in fair value of contingent consideration	(3,265)	-
(Gain) on contingent shares issuance liabilities	(11,325)	(4,237)
Bad debt expense (reversal of allowance for doubtful accounts)	(9)	85
Paid-in kind interest on long-term debt	203	2,577
Amortization of debt issuance costs and issuance discount	4,100	2,668
Income tax benefit	(269)	-
Change in assets and liabilities, net of acquisitions
Accounts receivable, net of allowance	(3,972)	1,739
Prepaid expense and other current assets	(787)	(395)
Inventory	59	-
Deposits and other non-current assets	(427)	(238)
Accounts payable	(715)	(1,062)
Accrued expenses and other liabilities	2,654	2,513
Deferred revenues	(48)	210
Net cash used in operating activities	(40,075)	(22,576)

Cash flows from investing activities:
Capitalization of software development costs	(3,280)	(4,309)
Purchase of property and equipment	(1,031)	(2,221)
Acquisition of business, net of cash	(89,767)	-
Net cash used in investing activities	(94,078)	(6,530)

Cash flows from financing activities:
Principal payments under capital lease obligations	(12)	(75)
Proceeds from long-term debt, net of discount	95,430	5,960
Proceeds from Related-party – Unsecured subordinated promissory note, net of unamortized discount	11,474	-
Repayment of long-term debt	(10,795)	(88,345)
Repayment of Related-party – Unsecured subordinated promissory note	(13,703)	-
Issuance of contingently redeemable preferred stock, net of offering costs	-	10,938
Exercise of stock options and warrants	85	98
Proceeds from Employee Stock Purchase Plan used for common stock purchases	235	-
Stock repurchases from employees for tax withholdings	-	(11,883)
Liquidation of preferred stock (Series H, I and J)	-	(63,176)
Proceeds from merger and recapitalization, net of transaction costs	-	209,802
Proceeds from issuance of Class A Common Stock, net of issuance costs	51,545	-
Net cash provided by financing activities	134,259	63,319

NET INCREASE IN CASH AND CASH EQUIVALENTS	106	34,213
Cash and cash equivalents at beginning of year	38,754	4,541
Cash and cash equivalents at end of year	$38,860	$38,754

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for taxes	$58	$31
Cash paid during the year for interest	4,182	7,109

Supplemental schedule of non-cash investing and financing transactions:
Purchase of property and equipment reflected in accounts payable and accrued expenses at year end	$64	$513
Assets acquired under capital lease arrangements	80	26
Accretion of contingently redeemable preferred stock	-	96,974
Redemption of Series H preferred stock through issuance of common stock	-	106,642
Exercise of stock options	-	26,597
Exercise of warrants	-	11,765

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthcare Merger Corp. (“HCMC”) was incorporated in Delaware in September 2019 and formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Specialists On Call, Inc. was formed on July 14, 2004, as a Delaware C-Corporation doing business as SOC Telemed (“Legacy SOC Telemed”). On October 30, 2020, we completed the acquisition of Legacy SOC Telemed by and among us, Sabre Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of HCMC, Sabre Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of HCMC, and Legacy SOC Telemed. The transactions contemplated by the merger agreement between HCMC and Legacy SOC Telemed are collectively referred as the “Merger Transaction” or “Merger and Recapitalization”. As part of the Merger Transaction, HCMC changed its name from Healthcare Merger Corp. to SOC Telemed, Inc. See Note 4, Business Combinations, for additional information.

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

As discussed in Note 27, Subsequent Events, on February 2, 2022, the Company entered into a definitive agreement to be acquired by affiliates of investment funds advised by Patient Square Capital, L.P. (“Patient Square Capital”), a dedicated health care investment firm. The transaction is expected to close in the second quarter of 2022, subject to the satisfaction or waiver of customary closing conditions, including the adoption and approval of the transaction agreement by SOC Telemed stockholders. If the transaction is consummated, SOC Telemed’s Class A common stock and public warrants will no longer be listed on any public market. Because the transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented herein assume the continuation of SOC Telemed, Inc. as a public company.

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

As of December 31, 2021 and 2020, SOC Telemed, Inc. is party to administrative services agreements, management services agreements or similar arrangements (collectively, “Administrative Agreements”) in California, Georgia, Kansas (in 2021, only), New Jersey, and Texas by and among its subsidiaries and the professional corporations pursuant to which each professional corporation provides services to SOC Telemed, Inc. Each professional corporation is established pursuant to the requirements of its respective domestic jurisdiction governing the corporate practice of medicine. As discussed in Note 5, Variable Interest Entities, SOC Telemed, Inc. holds a variable interest in the professional corporations and, accordingly, the professional corporations are considered variable interest entities (“VIE” or “VIEs”) which are denominated Affiliates for consolidation purposes.

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

While not currently known, the full impact of COVID-19 could have a material impact on the operations of our business. For the year ended December 31, 2021, the Company’s variable revenues, excluding the consolidated revenues of Access Physicians, increased relative to the same period in 2020 as a result of the higher volume of consultations due to recovery from the COVID-19 pandemic with corresponding impacts on our cost of revenues due to increased demand for consultations. For more details, see Going Concern Consideration below.

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

As of December 31, 2021, the Company has experienced negative cash flows and losses from operations each year since inception and has an accumulated deficit of $286.8 million. The Company incurred net losses of $50.5 million and $49.8 million for the years ended December 31, 2021 and 2020, respectively, and cash outflows from operations of $40.1 million and $22.6 million for the years ended December 31, 2021 and 2020, respectively. In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. The Company experienced a reduction in service utilization in and around the same time and consequently experienced a decrease in revenue and margin. The Company immediately responded by adjusting variable costs, including physician fees, travel expenses, and other discretionary spending to preserve margins which included real time assessment of physician coverage needs to appropriately align with changes in utilization experienced as a result of the COVID-19 pandemic. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the business and continuously modifying operational protocols, cost structure, and discretionary spending to evolving business conditions. Notwithstanding these efforts, the Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash and cash equivalents of $38.9 million as of December 31, 2021 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from the issuance of these financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company has historically funded its operations through the issuance of preferred stock, long-term debt and secondary offerings. Until such time, if ever, as the Company can generate substantial revenues and positive operating cash flows, the Company will likely finance its cash needs through a combination of public or private equity offerings or debt financings. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

For the year ended December 31, 2021, the Company has one major customer that accounted for approximately 19% of accounts receivable and 12% of total revenues. The Company expects to maintain this relationship with the customer. For the year ended December 31, 2020 no customer accounted for more than 10% of the Company’s accounts receivable or total revenues.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. The Company maintains an allowance for doubtful accounts for the estimated losses resulting from the inability of the Company’s customers to pay their invoices. The allowance for doubtful accounts is calculated based on a specific reserve for identified at risk balances considering the Company’s history of write-offs and collections as well as current credit conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Software	3 years
Computer Equipment	3 to 5 years
Furniture and Fixtures	3 years
Telemedicine Equipment	3 to 5 years
Leasehold Improvements	Shorter of remaining lease term or the economic life

Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or the economic life. Telemedicine equipment consists of computer equipment and monitors, optical equipment, and accessories that allow doctors and others in separate locations to communicate and collaborate with each other. Depreciation expense for telemedicine equipment and software is included within cost of revenues, while depreciation for all other assets is included within selling, general and administrative expenses in the statements of operations. Upon installation of the telemedicine equipment at the customer’s location, the Company retains title to the equipment, which is held and used by the customer and thus is retained on the Company’s books or financed through operating and capital leases with third parties. Telemedicine equipment that has not yet been installed is not depreciated. At December 31, 2021 and 2020 the Company has $0 million and $0.1 million, respectively, of uninstalled telemedicine equipment classified as work in progress within Property and equipment, net on the consolidated balance sheets.

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred and included within selling, general and administrative expenses in the statements of operations.

Capitalized Software Costs

The Company capitalizes the cost of developing internal-use software, consisting primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees and third parties who devote time to their respective projects. The Company also capitalizes avoidable interest costs as the amount of interest that could have been avoided if funds were used to pay off the debt instead of developing the asset. Capitalized interest costs were less than $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Capitalization of software costs occurs during the application development stage. Software costs incurred during the preliminary project and post implementation stages are expensed as incurred. The application development stage occurs when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Depreciation of capitalized software costs are either recorded as a component of telemedicine equipment and software depreciation within cost of revenues or within selling, general and administrative costs on the statements of operations, depending on the nature of the capitalized software. Depreciation of capitalized software costs is recorded on a straight-line basis over their estimated useful life of three to four years and begins once the project is substantially complete and the software is ready for its intended purpose.

Intangibles Assets

All intangible assets were acquired in connection with the acquisitions of NeuroCall Holdings, LLC and its subsidiaries (“NeuroCall”) on January 31, 2017, JSA Health Corporation (“JSA Health” or “JSA”) on August 14, 2018, and Access Physicians and its subsidiaries on March 26, 2021 and are amortized over their estimated useful lives based on the pattern of economic benefit derived from each asset. Intangible assets resulting from these acquisitions include hospital contracts relationships, non-compete agreements and trade names. Hospital contracts relationships are amortized over a period of 6 to 17 years using a straight-line method. Non-compete agreements are amortized over a period of 4 to 5 years using the straight-line method. The trade names represented by NeuroCall, JSA Health and Access Physicians are amortized over a period of 2 to 5 years using the straight-line method.

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

The fair value of the reporting unit is determined using various techniques, including market cap determined from the public stock price, multiple of revenue and discounted cash flow valuation methodologies. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include changes in revenue and operating margins used to project future cash flows, discount rates, valuation multiples of entities engaged in the same or similar lines of business, and future economic and market conditions.

The Company’s annual goodwill impairment tests performed on December 31, 2021 and 2020 resulted in no impairment charges for the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets

The Company determines whether long-lived assets are to be held for use or disposal. The Company monitors its long-lived assets for events or changes in circumstances that indicate that their carrying values may not be recoverable. Upon indication of possible impairment of long-lived assets held for use, the Company evaluates the recoverability of such assets by measuring the carrying amount of the long-lived asset group against the related estimated undiscounted future cash flows of the long-lived asset group. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. No impairments were recorded during the years ended December 31, 2021 and 2020.

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

The Company estimates the grant-date fair value of options using the Black-Scholes model. The Company estimates the grant-date fair value of Performance Stock Units using a Monte Carlo simulation. The fair value of Restricted Stock Units is the Company’s stock price on the grant date. Assumptions used when valuing options using the Black-Scholes model and Performance Stock Units using a Monte Carlo Simulation include: the underlying stock price, expected stock volatility, expected term, expected dividend yield, and the risk-free interest rate. Expected stock volatility is determined using weekly average historical stock prices of comparable public companies’ common stock for a period generally equal to the expected term of the options. Expected option term is determined by computing the weighted average of an award’s contractual and vesting terms, also known as the simplified method. The Company does not have a history of declaring dividends on its common stock and does not expect to in the near term, therefore, the dividend yield is 0%. The risk-free interest rate is equal to interest rates paid on U.S. treasuries for periods equal to the expected term.

Long Term Debt

The Company is party to certain long-term debt arrangements. The Company capitalizes costs related to the issuance of debt under the provisions of ASC Subtopic 835-30, Interest – Imputation of Interest. Debt issuance costs and discounts related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability and are subsequently amortized to interest expense at an effective interest rate over the life of the related loan. Debt issuance costs related to line-of-credit arrangements are presented in the consolidated balance sheets as an asset and are subsequently amortized ratably over the term of the line-of-credit arrangement. Amortization of debt issuance costs is included as a component of interest expense in the Company’s consolidated statements of operations. Cash interest payments due are paid as determined in the agreements. Interest is expensed monthly. Paid in-kind interest (“PIK”) is accrued monthly at the contracted rate over the period of the loan and included in the principal balance.

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

Contingently Redeemable Preferred Stock

The redemption provisions of the Company’s Series H, I and J preferred stock were outside the Company’s control, and as such the Company has recorded its contingently redeemable preferred stock outside of stockholders’ deficit. The Company’s outstanding contingently redeemable preferred stock was issued at a discount to its redemption price. The discount reflects stock issuance costs which were recorded as a reduction of the preferred share balance as well as cumulative dividends on the Series H, I and J preferred stock. The Company accreted its contingently redeemable preferred stock to the stock’s redemption value over the period from issuance to the earliest redemption date, such that the carrying amount of the securities equaled the redemption value inclusive of accrued but unpaid dividends at the earliest redemption date. The accretion to redemption value for the Company’s Series H, I and J preferred stock were recorded as a charge to additional paid-in capital, in the absence of retained earnings, with a corresponding increase to contingently redeemable preferred stock.

Revenue Recognition

The Company recognizes revenue using a five-step model:

1)	Identify the contract(s) with a customer;

2)	Identify the performance obligation(s) in the contract;

3)	Determine the transaction price;

4)	Allocate the transaction price to the performance obligations in the contract; and

5)	Recognize revenue when (or as) it satisfies a performance obligation.

The Company enters into service contracts with hospitals or hospital systems, physician practice groups, and other users. Under the contracts, the customers pay a fixed monthly fee for physician consultation services. The fixed monthly fee provides for a predetermined number of monthly consultations. Should the number of consultations exceed the contracted amount, the customers also pay a variable consultation fee for the additional service. Under certain contracts, the Company receives payments from patients, third-party payers and others for services rendered. The third-party payers pay the Company based on contracted rates or the entities’ billed charges. Payments received from third-party payers are generally less than billed charges. The Company monitors its revenue and receivables from third-party payers and records an estimated contractual allowance to properly account for the differences between billed and reimbursed amounts. Revenue from third-party payers is presented net of an estimated provision for contractual adjustments. To facilitate the delivery of the consultation services, the facilities use telemedicine equipment, which can be provided and installed by the Company. The Company also provides the hospitals with user training, maintenance and support services for the telemedicine equipment used to perform the consultation services. Prior to the start of a contract, customers generally make upfront nonrefundable payments to the Company when contracting for Company training, maintenance, equipment and implementation services.

Our customer contracts typically range in length from 1 to 3 years, with an automatic renewal process. We either invoice our customers for the monthly fixed fee in advance or at the end of the month, depending on the terms of the contract. Our contracts typically contain cancellation clauses with advance notice, therefore, we do not believe that we have any material outstanding commitment for future revenues beyond one year from the end of a reporting period.

Revenues are recognized when the Company satisfies its performance obligation to provide on-demand telemedicine consultation services. The consultations covered by the fixed monthly fee and obligation to provide on-demand consultations represented 70% and 70% of revenues for the years ended December 31, 2021 and 2020, respectively. Consultations that incur a variable fee due to the monthly quantity exceeding the number of consultations in the contract and payments from patients, third-party payers and other for services rendered represented 27% and 30% for the years ended December 31, 2021 and 2020, respectively.

Upfront nonrefundable fees do not result in the transfer of a promised goods or service to the customer, therefore, the Company defers this revenue and recognizes it over the average customer life of 48 months. Deferred revenue consists of the unamortized balance of nonrefundable upfront fees and maintenance fees which are classified as current and non-current based on the timing of when the Company expects to recognize revenue. The Company recognized $0.9 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively, of revenue into the income statement that had previously been deferred and recorded on the balance as a deferred revenue liability.

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

Advertising

Advertising costs include public relations, trade shows, market research, and general promotional items and are expensed as incurred. The Company has recorded advertising expenses of $1.0 million and $0.9 million within selling, general and administrative expenses in the statements of operations for the years ended December 31, 2021 and 2020.

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

Use of estimates and judgements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments and assumptions. Significant estimates and assumptions are included within, but not limited to: (1) revenue recognition, including the determination of the customer relationship period and revenue expected to be received from third-party payers, (2) accounts receivable and allowance for doubtful accounts, (3) long-lived asset recoverability, (4) useful lives of long-lived and intangible assets, (5) stock-based compensation, option and warrant liabilities, (6) fair value of identifiable purchased tangible and intangible assets in a business combination, (7) market cap determined from the multiple of revenue and from discounted cash flows for goodwill impairment testing, (8) fair value measurements, and (9) the provision for income taxes and related deferred tax accounts. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The guidance is effective for fiscal years beginning after December 15, 2021. The Company will be adopting this guidance for the annual reporting period beginning January 1, 2022, and interim reporting periods within annual reporting period beginning January 1, 2023. The Company developed and substantially completed an implementation plan which includes updating our policies and controls and developing disclosures. The Company will adopt ASU 2016-02 retrospectively at the beginning of the period of adoption, January 1, 2022, through a cumulative adjustment to accumulated deficit and the recognition of a lease liability and corresponding right-of-use asset. The Company will elect the following transition related practical expedients; not to reassess whether any expired or existing contracts are or contain leases, not to reassess lease classification as determined under ASC 840, Leases, and, not to reassess initial direct costs for any existing lease. The Company will recognize a lease liability and right-of-use asset and add additional disclosures to the consolidated financial statements as required under ASU 2016-02. The lease liability and right-of-use asset are immaterial to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (“Topic 326”) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. As per the latest ASU 2020-02, the FASB deferred the timelines for certain small public and private entities. The new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to accumulated deficit as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify various aspects related to accounting for income taxes. The Company is expecting to adopt the guidance from annual periods beginning after December 15, 2021 and interim periods beginning December 15, 2022. The Company does not expect the pronouncement to have a material effect on the consolidated financial statements.

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

In addition, 1,875,000 shares of the Company’s Class A common stock were provided to HCMC’s sponsor and are subject to forfeiture if the Company’s Class A common stock does not meet certain market price thresholds following the Merger Transaction. As of December 31, 2021, none of these shares have been released from such restrictions.

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

The purchase consideration included 13,928,740 shares of Class A common stock that had a total fair value of $91.7 million based on the closing market price of $6.66 per share on March 26, 2021, the acquisition date. Of these shares, an aggregate of 13,753,387 shares were issued at closing and an aggregate of 175,353 shares will be issued on the first anniversary of the closing. These 175,353 reserved shares are not presented as outstanding in the consolidated statement of changes in stockholders’ equity. The resale of the 13,753,387 shares was registered pursuant to a registration statement that was declared effective on August 10, 2021.

Access Physician’s directors and some executive employees held Profits Interest Units (“PIUs”) that were subject to accelerated vesting in connection with the acquisition. Since a portion of these PIUs relate to services rendered to Access Physicians prior to the acquisition, a portion of the replacement SOC equity awards’ fair value was included in the purchase price. As a result of the Acquisition, SOC issued 219,191 shares of replacement awards (“replacement awards”) in connection with unvested Access Physician equity units of which 43,838 vested immediately on the transaction date and 175,353 vest over twelve months from the date of acquisition. Eligible outstanding Access Physician’s PIUs were canceled and settled in cash and/or exchanged for replacement awards, pursuant to an exchange ratio in the acquisition agreement designed to maintain the intrinsic value of the awards immediately prior to the exchange. The awards that were settled in cash have a post-acquisition service condition of twelve months from the acquisition date. Since the payment for these awards was made on the acquisition date, a prepaid expense of $2.0 million was recorded on the acquisition date and amortized to compensation expense under selling, general and administrative expense in the consolidated statement of operations. The net prepaid balance as of December 31, 2021, is $0.4 million. Refer to Note 7, Prepaid Expenses and Other Current Assets. In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share-based payment awards in conjunction with a business combination are modifications in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). As a result, the portion of the fair-value of replacement awards attributable to pre-acquisition services were included in measuring the consideration transferred in the business combination. The fair value of the unvested replacement awards was estimated to be approximately $3.6 million, of which $0.8 million is attributable to pre-combination service period. See additional details about the replacement equity awards in Note 19, Stock-Based Compensation.

As presented above, the acquisition of Access Physicians includes a contingent consideration arrangement (the “Earnout”) that requires additional consideration to be paid by SOC to the sellers of Access Physicians based on the future revenue and gross margin of the acquired business, in each case as calculated in accordance with the equity purchase agreement. In the event that revenue for calendar year 2021 (the “Earnout Covenant Period”) was equal to or greater than $40.0 million and gross margin over the same period was equal to or exceeded 39.0%, then SOC would make an additional cash payment to the sellers of $20.0 million. The Earnout was payable no later than in the second quarter of 2022. The fair value of the Earnout recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. As discussed in Note 6, Fair Value of Financial Instruments, that measure is based on significant Level 3 inputs not observable in the market. During the year ended December 31, 2021, the Company reassessed the fair value the Earnout. As the financial targets were not achieved by December 31, 2021, the contingent consideration liability was fully removed and a gain of $3.3 million was recognized in changes in fair value of contingent consideration on the consolidated statements of operations for the year ended December 31, 2021.

The acquisition of Access Physicians also includes a second contingent consideration arrangement (the “Deferred Payment”). The Deferred Payment will only become payable if a certain number of specified Access Physicians executives remain employed by SOC through the second anniversary of the closing (the “Deferred Payment Period”). The amount (if any) of the Deferred Payment that can become payable by SOC to the sellers of Access Physicians is based on the 2021 calendar year revenue and gross margin of the acquired business, calculated in accordance with the Earnout described above. If revenue was less than $40.0 million or if gross margin was less than 39.0%, then no Deferred Payment would become payable. As of December 31, 2021, the financial targets were not achieved. Therefore, there is no accrual booked in the consolidated balance sheet.

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

The following table summarizes the consideration transferred to acquire Access Physicians and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred
Cash	$91,571
Common stock	91,694
Net working capital settlement	336
Contingent consideration	3,265
Total	$186,866

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$2,140
Accounts receivable	5,135
Inventories	813
Prepaid expenses and other current assets	470
Property and equipment	279
Capitalized software costs	887
Intangible assets	39,660
Deposits and other assets	302
Accounts payable	(3,270)
Accrued expenses	(1,289)
Deferred tax liability	(269)
Identifiable assets acquired and liabilities assumed, net	$44,858
Goodwill	$142,008

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

The valuation techniques used for measuring the fair value of separately identified intangible assets acquired were as follows (in thousands):

Intangible assets acquired	Fair value	Valuation Technique
Trade name	$1,213	Relief from royalty method
Hospital contracts relationships	$38,015	Multi-period excess earnings method
Non-compete agreements	$432	With and without method

The acquired business contributed Revenues of $29.3 million and Net loss of $4.9 million to SOC Telemed for the period from March 26, 2021 to December 31, 2021. The following unaudited pro forma financial summary presents consolidated information of SOC Telemed as if the business combination had taken place on January 1, 2020 (in thousands):

	Pro forma (unaudited)
	Year Ended December 31,
	2021	2020
Revenues	$102,401	$85,095
Net loss	(53,775)	(68,107)

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

Access Physicians is a wholly owned subsidiary and as such is consolidated by SOC Telemed, Inc. Access Physicians comprises four entities: Access Physicians Management Services Organization, LLC (“AP”), Access Physicians, PLLC (“AP PLLC”), AP US 9, PC (“US 9”), and AP US 14, PA (“US 14”). AP PLLC, US 9, and US 14 are medical practices (the “AP Medical Practices”) and AP provides management services to the AP Medical Practices. More specifically, AP PLLC, US 9, and US 14 have entered into a management services agreement with AP. As a result, AP holds variable interests in the AP Medical Practices which contract with physicians in order to provide services to AP. The AP Medical Practices are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. Under the management services agreements, Access Physicians has the power and rights to direct all non-clinical activities of the professional corporations and funds and absorbs all losses of the VIEs. These relationships are similar to the relationships between SOC Telemed, Inc. and the Tele-Physician Practices. Therefore, each of the AP Medical Practices are consolidated with Access Physicians.

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

Liabilities historically valued with Level 3 inputs included puttable option liabilities, contingent shares issuances, and contingent consideration. As of December 31, 2021 and 2020, the Company’s outstanding liabilities consisted of contingent shares issuances. The impact of revaluing the contingent shares issuance liabilities and puttable option liabilities is recorded within other income (expense) within the consolidated statements of operations.

As a result of the merger with HCMC on October 30, 2020, the Company measured its contingent shares issuance liabilities at fair value determined at Level 3. In order to capture the market conditions associated with the contingent shares issuance liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the contingent shares issuance liabilities’ contractual lives based on the appropriate probability distributions and making assumptions about potential changes in control of the Company. The fair value was determined by taking the average of the fair values under each Monte Carlo simulation trial. As a result, $11.3 million and $4.2 million was recognized and included as gain on contingent share issuance liabilities in the statements of operations for the years ended December 31, 2021 and 2020, respectively. Refer to Note 17, Contingent Shares Issuance Liabilities, for further details.

As a result of the Acquisition in March 2021, as described in Note 4, Business Combinations, the Company measured its contingent consideration at fair value determined at Level 3. The fair value of the contingent consideration recognized on the acquisition date of $3.3 million was estimated through application of a Monte Carlo simulation in an option pricing framework. The Company reassessed the contingent consideration and determined the fair value of the Earnout to be $0 million as of December 31, 2021. As a result, a change in fair value of contingent consideration of $3.3 million was recognized on the consolidated statements of operations for the year ended December 31, 2021.

Puttable option liabilities’ fair value are computed using the Black-Scholes model. Refer to Note 15, Puttable Option Liabilities, for further details.

The carrying value of Cash and Cash Equivalents approximate their fair value because of the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair Value Measurements as of December 31, 2021 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,860	$38,860	-	-	$38,860
Total	$38,860	$38,860	-	-	$38,860

Liabilities
Contingent shares issuance liabilities	$1,125	$-	$-	$1,125	$1,125
Total	$1,125	$-	$-	$1,125	$1,125

Fair Value Measurements as of December 31, 2020 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,754	$38,754	-	-	$38,754
Total	$38,754	$38,754	-	-	$38,754

Liabilities
Contingent shares issuance liabilities	$12,450	$-	-	$12,450	$12,450
Total	$12,450	$-	-	$12,450	$12,450

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

The following table represents a reconciliation of contingent consideration fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent Consideration
Balance as of December 31, 2020	$-
Contingent consideration liability recorded in the opening balance sheet	3,265
Change in fair value of contingent consideration recognized in statements of operations	(3,265)
Balance as of December 31, 2021	$-

The following table represents a reconciliation of the contingent shares issuance liabilities fair value measurements using the significant unobservable inputs (Level 3) (in thousands):

Contingent shares issuance liabilities
Balance as of December 31, 2019	$-
Contingent shares issuance liabilities	16,687
(Gain) recognized in statements of operations	(4,237)
Balance as of December 31, 2020	$12,450
(Gain) recognized in statements of operations	(11,325)
Balance as of December 31, 2021	$1,125

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2021 and 2020 prepaid expenses and other currents assets consisted of the following (in thousands):

	2021	2020
Prepaid expenses	$2,072	$1,578
Prepaid replacement awards – Note 4	407	-
Short term deposits	83	2
Other current assets	304	29
	$2,866	$1,609

Prepaid expenses include prepayments related to information technology, insurance, and conferences. The prepaid replacement awards represent cash paid to Access Physicians for settlement of profit interest units.

8. PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020 property and equipment consisted of the following (in thousands):

	2021	2020
Telemedicine equipment	$9,452	$9,249
Software	1,386	1,386
Work in progress	-	115
Computer equipment	1,275	779
Furniture and fixtures	475	328
Leasehold improvements	568	568
	$13,156	$12,425
Less accumulated depreciation	(9,861)	(8,333)
Total	$3,295	$4,092

Telemedicine equipment includes $0.5 million and $0.5 million at December 31, 2021 and 2020 of equipment acquired under capital lease agreements.

For the years ended December 31, 2021 and 2020 depreciation expense for all assets except telemedicine equipment was $0.3 million and $0.1 million, respectively and included in selling, general and administrative expenses on the statements of operations. Depreciation expense for telemedicine equipment is included within in cost of revenues on the statements of operations and was $1.3 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

9. CAPITALIZED SOFTWARE COSTS

At December 31, 2021 and 2020 capitalized software costs consisted of the following (in thousands):

December 31, 2021	Useful Life	Gross Value	Accumulated Depreciation	Net Carrying Value
Capitalized software development costs	3 to 4 years	$20,011	$(10,942)	$9,069

December 31, 2020	Useful Life	Gross Value	Accumulated Depreciation	Net Carrying Value
Capitalized software development costs	4 years	$15,844	$(6,909)	$8,935

The software development costs capitalized were $3.3 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively. As disclosed in Note 4, Business Combinations, we acquired $0.9 million of capitalized software in connection with the Acquisition. Depreciation expense for capitalized software costs included within cost of revenues on the statements of operations was $3.8 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively. Depreciation expense for capitalized software costs included within selling, general and administrative costs on the statements of operations was $0.2 million and $0 for the years ended December 31, 2021 and 2020, respectively.

10. GOODWILL

At December 31, 2021 and December 31, 2020 goodwill consisted of the following (in thousands):

	2021	2020
Beginning balance	$16,281	$16,281
Business combinations - Note 4	142,008	-
Balance at	$158,289	$16,281

The Company performed its annual impairment test on December 31, 2021. There was no impairment identified for the years ended December 31, 2021 and 2020.

11. INTANGIBLE ASSETS

At December 31, 2021 and 2020 intangible assets consisted of the following (in thousands):

December 31, 2021	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 17 years	$46,495	$(5,819)	$40,676	15.2
Non-compete agreements	4 to 5 years	477	(103)	374	4.2
Trade names	2 to 5 years	3,023	(2,106)	917	1.1
Intangible assets, net		$49,995	$(8,028)	$41,967	14.7

December 31, 2020	Useful Life	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (in years)
Hospital contracts relationships	6 to 10 years	$8,480	$(3,085)	$5,395	6.5
Non-compete agreements	4 to 5 years	45	(32)	13	2.0
Trade names	4 to 5 years	1,810	(1,230)	580	1.4
Intangible assets, net		$10,335	$(4,347)	$5,988	5.8

The amortization expense for intangible assets was $3.7 million and $1.4 million for each of the years ended December 31, 2021 and 2020, respectively, which are included within the selling, general and administrative expenses on the statements of operations.

Periodic amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2021 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2022	4,122
2023	3,093
2024	2,913
2025	2,913
2026	2,846
Thereafter	26,080
$41,967

12. DEBT

In order to consummate the Acquisition and support the combined business thereafter, SOC Telemed entered into a term loan facility with SLR Investment Corp. (“Solar”) and a related-party subordinated financing with SOC Holdings LLC, an affiliate of Warburg Pincus, for $100.0 million and $13.5 million, respectively. See Note 4, Business Combinations, for more information about the Acquisition.

Solar Term Loan Facility

The table below represents the components of outstanding debt (in thousands):

	2021	2020
Term loan facility, effective interest rate 9.31%, due 2026	$91,831	$-
Less: Unamortized discounts, fees and issue costs	(5,122)	-
Balance at	$86,709	$-

In March 2021 the Company entered into a term loan agreement with Solar acting as a collateral agent on behalf of the individual lenders that committed to provide a senior secured term loan facility of up to $100.0 million. The term loan facility was structured into Term A1 Loan, Term A2 Loan, Term B Loan and Term C Loan, which are detailed in the table below. $85.0 million, consisting of Term A1 Loan and Term A2 Loan, was immediately available and borrowed on March 26, 2021. As discussed below, the Company repaid the $10.0 million borrowed under Term A2 Loan on June 4, 2021. The remaining amounts under Term B Loan and Term C Loan are available subject to no event of default and the Company achieving the respective net revenue milestones on a trailing six-month basis detailed in the table below.

	Original Amount	Available as of December 31, 2021 (in thousands)	Original Trailing Six-Month Net Revenue Milestone
Term A1 Loan	$75,000	$-	N/A
Term A2 Loan	10,000	-	N/A
Term B Loan*	2,500	-	$55.0 million by June 20, 2022
Term C Loan	12,500	12,500	$65.0 million by December 20, 2022
	$100,000	$12,500

*	In accordance with the terms in the term loan agreement, the amount available under the Term B Loan increased to $12.5 million as the Term A2 Loan was repaid prior to June 20, 2022 (on June 4, 2021, as discussed below).

The term loan facility also provides for an uncommitted term loan in the principal amount of up to $25.0 million (“Term D Loan”), which availability is subject to the sole and absolute discretionary approval of the lenders and the satisfaction of certain terms and conditions in the term loan agreement.

On November 10, 2021, the Company entered into an amendment to the term loan agreement, pursuant to which the net revenue milestone for the Term B Loan was reduced from $55.0 million to $51.5 million on a trailing six-month basis, which made the tranche immediately available to be drawn. In connection with the amendment, the Company borrowed the full $12.5 million of the Term B Loan on November 10, 2021.

The term loan facility bears interest at a rate per annum equal to 7.47% plus the greater of (a) 0.13% and (b) the London Interbank Offered Rate (“LIBOR”) published by the Intercontinental Exchange Benchmark Administration Ltd., payable monthly in arrears beginning on May 1, 2021. The Company incurred approximately $2.1 million of loan origination costs in connection with the term loan facility. The Company will also be liable for a payoff fee of 4.95% of the principal balance payable at maturity or upon prepayment. The Company estimates the payoff fee to be $4.3 million, which is included as a debt discount offset against the Company’s outstanding debt balance on the consolidated balance sheets and amortized as a component of interest expense over the term of the term loan facility.

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

The following reflects the contractually required payments of principal under the term loan facility (in thousands):

Years ending December 31,	Amount (in thousands)
2022	$-
2023	-
2024	29,167
2025	43,750
2026	18,914

The term loan agreement includes two financial covenants requiring (i) the maintenance of minimum liquidity level of at least $5.0 million at all times; and (ii) minimum net revenues measured quarterly on a trailing twelve-month basis of at least $81.8 million on March 31, 2022, $88.2 million on June 30, 2022, $94.5 million on September 30, 2022, $100.9 million on December 31, 2022, and then 60% of projected net revenues in accordance with an annual plan to be submitted to the lenders commencing on March 31, 2023, and thereafter. The term loan agreement contains affirmative covenants which include the delivery of monthly consolidated financial information no later than 30 days after the last day of each month, quarterly consolidated balance sheet, income statement and cash flow statement covering such fiscal quarter no later than 45 days after the last day of each quarter, audited consolidated financial statements no later than 90 days after the last day of fiscal year or within 5 days of filing of the same with the SEC. The term loan agreement also contains negative covenants which, in certain circumstances, would limit the Company’s ability to engage in mergers or acquisitions and dispose of any of its subsidiaries. The Company was in compliance with all financial and negative covenants at December 31, 2021.

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

On June 4, 2021, Term A2 Loan of the term loan facility was partially repaid for a total of $10.8 million, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premium and accrued interest, in connection with the issuance of Class A common stock. Refer to Note 18, Stockholders’ Equity, for further discussion on the equity raise. As a result, the Company accelerated the amortization of $0.7 million of debt issuance costs plus $0.3 million of prepayment premium as of June 4, 2021 and recognized as interest expenses on the statement of operations for the year ended December 31, 2021.

The Company recognized the following interest expense related to the Solar term loan facility for the year ended December 31, 2021 (in thousands):

2021
Interest expense	$4,754
Amortization of loan origination costs	564
Amortization of payoff fee	1,210
Prepayment premium	300
$6,828

The Company determines the fair value of the term loan facility using discounted cash flows, applying current interest rates and current credit spreads, based on its own credit risk. Such instruments are classified as Level 2. The fair value amount was approximately $87.2 million as of December 31, 2021.

CRG Term Loan Agreement (only in 2020)

In June 2016, the Company entered into a Term Loan Agreement with CRG Servicing LLC (“CRG”). In addition to the principal and paid-in-kind interest balances, the Company was also liable for a final payoff fee of 6% of the principal balance payable at maturity or upon prepayment. The Company estimated the payoff fee to be $4.7 million, which was included as a debt discount offset against the Company’s outstanding debt balance on the consolidated balance sheets and amortized as a component of interest expense over the term of the loan.

Interest expense related to the long-term debt agreements, including acceleration of the amortization of debt issuance costs and discount and prepayment premium, for the year ended December 31, 2020, was $12.2 million. Of the $12.2 million of interest expense, cash interest expense was $5.9 million, paid-in-kind interest was $2.6 million, and amortization of debt issuance costs and backend facility fees was $2.6 million for the year ended December 31, 2020.

On October 30, 2020, the Term Loan was extinguished in connection with the closing of the Merger Transaction. Refer to Note 4 for further discussion on the Merger Transaction. As a result, the amortization of the balance of $1.4 million of debt issuance costs as of October 30, 2020, was accelerated and a prepayment premium associated with the payoff of the debt of $1.2 million were recognized as interest expenses on the statement of operations for the year ended December 31, 2020.

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

The terms of the Subordinated Note state that if equity was raised for an amount greater than $10.0 million, the excess amount would have to be used for repayment of the Subordinated Note. On June 4, 2021, the Subordinated Note was extinguished in connection with the issuance of Class A common stock. Refer to Note 18, Stockholders’ Equity, for further discussion on the equity raise. As a result, the amortization of the balance of $2.0 million of discount and debt issuance costs as of June 4, 2021 was accelerated and recognized as interest expenses on the statements of operations for the year ended December 31, 2021.

The terms of the Subordinated Note are summarized as follows:

●	The Subordinated Note bore interest at a rate per annum equal to the greater of (a) 0.13% and (b) LIBOR, plus the applicable interest rate of 7.47% prior to September 30, 2021.

●	All outstanding principal and interest under the Subordinated Note were due and payable on the Maturity Date;

●	Interest was computed on the basis of a year of 365/366 days, as applicable, and was added to the principal amount of the Subordinated Note on the last day of each calendar month.

The Company incurred less than $0.1 million of loan origination costs in connection with the Subordinated Note and amortized the balance as interest expense during the year ended December 31, 2021.

Interest expense related to paid-in kind interest of $0.2 million was recognized in the statements of operations for the year December 31, 2021.

Related party - Convertible Bridge Notes Payable (only in 2020)

On September 1, 2020, Legacy SOC Telemed entered into a convertible bridge note purchase agreement (the “Bridge Notes”, the “Bridge Note Agreement”) with its controlling stockholder, SOC Holdings LLC (“SOC Holdings” and “the Lead Investor”). SOC Holdings constitutes a related party of the Company, pursuant to ASC 850, Related Parties. Under the Bridge Note Agreement, Legacy SOC Telemed was permitted to borrow aggregate principal of up to $8.0 million, pursuant to an initial closing and potential additional closings on or before January 29, 2021. The initial closing of $2.0 million occurred on September 3, 2020. Two additional closings of $2.0 million each occurred on September 28, 2020 and October 13, 2020 respectively. The Bridge Notes bore an annual interest rate of 13% paid “in-kind”, compound quarterly based on a 365 day per year. For the year ended December 31, 2020, interest expense of less than $0.1 million was recognized.

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

13. ACCRUED EXPENSES

At December 31, 2021 and 2020 accrued expenses consisted of the following (in thousands):

Current liabilities	2021	2020
Accrued compensation	$7,277	$3,210
Accrued bonuses	2,360	2,647
Accrued professional and service fees	1,366	1,626
Accrued other expenses	1,602	810
	$12,605	$8,293

14. CAPITAL LEASES

The Company was obligated under certain capital leases for telemedicine equipment which expired in 2020 (Note 8, Property and Equipment). The implicit interest rates on these leases were approximately 20.0%. These leases were secured by the related equipment. All capital lease agreements for telemedicine equipment were paid out in 2020.

The Company entered into capital leases for computer equipment during the year ended December 31, 2021. As of December 31, 2021, the remaining lease payments under capital leases which reflect the present value of future minimum lease payments was $0.1 million.

15. PUTTABLE OPTION LIABILITIES

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

As a result of the closing of the Merger Transaction on October 30, 2020, all puttable options were exercised. Refer to Note 6, Fair Value of Financial Instruments for further discussion. Therefore, as of December 31, 2021 and 2020 there were no outstanding puttable option liabilities.

16. CONTINGENTLY REDEEMABLE PREFERRED STOCK

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

●	Conversion - Each share of Series H preferred stock was convertible at any time, at the option of the holder, into common stock. The preferred stock was convertible on a one-to-one basis into common stock, subject to certain anti-dilution adjustments including reset provisions that take effect when subsequent shares are issued at per-share prices lower than the then-current conversion rate, as defined in the terms of the preferred stock agreements and restated Certificate of Incorporation. In addition, the preferred stock would automatically convert to common stock upon the closing of an initial public offering of the Company’s common stock in which the pre-money valuation of the corporation equals or exceeds $50.0 million and the price at which such shares are sold to the public equals or exceeds $7.02 per share, as defined in the terms of the preferred stock agreements.

●	Redemption - The preferred stock was subject to redemption, at the election of at least a majority of the holders, any time after September 30, 2022 at their initial purchase price, plus accrued but unpaid dividends. The redemption date was deferred in conjunction with the CRG Term Loan Agreement (see Note 12). Upon request, the Company was required to redeem all issued and outstanding shares of the preferred stock in two equal installments, one 90 days and the other 455 days following receipt by the Company of notice of the request by the stockholders.

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

●	Conversion - Series J preferred stock is non-convertible into common stock except for mandatory conversion upon an initial public offering. Upon initial public offering of the common stock, all shares of Series J Preferred stock will be converted automatically into a number of shares of common stock as determined by multiplying the number of shares of Series J Preferred Stock to be so converted by the Series J Original Issue Price plus the value of any unpaid Series J Preferred Stock accrued dividends, and dividing the result by the price per share offered to the public in a Qualified Public Offering.

●	Redemption - The preferred stock is not redeemable except that the Company shall have the option to redeem all or any portion of the Series J preferred stock on any date or dates following the issuances of Series J preferred stock. The Series J preferred stock to be redeemed on the redemption date shall be redeemed by paying for each share in cash an amount equal to the original issue prices plus the value of the accrued dividends as of the redemption date. The majority investor in the Series J transaction also controls the Board of Directors. Therefore, the redemption provisions are outside of the Company’s control.

17. CONTINGENT SHARES ISSUANCE LIABILITIES

The table below represents the components of outstanding contingent shares issuance liabilities (in thousands):

	2021	2020
Contingent sponsor earnout shares	$1,075	$11,364
Private placement warrants	50	1,086
Balance as at	$1,125	$12,450

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

As part of the closing of the Merger Transaction, and in accordance with the employment agreement with the Company’s former CEO, an award equal to 15% of the Sponsor Earnout Shares was deemed granted to the former CEO as performance share units (“PSUs”) subject to the same market vesting conditions as the Sponsor Earnout Shares and recorded as stock-based compensation. Refer to Note 19, Stock-Based Compensation, for further details.

The remaining 85% was determined to be classified as a noncurrent liability as contingent shares issuance liabilities. The estimated liability of the remaining 85% of the Sponsor Earnout Shares granted on October 30, 2020 was $15.2 million. The fair value of the remaining 85% of the Sponsor Earnout Shares as of December 31, 2020, was estimated to be $11.4 million. As discussed in Note 19, Stock-Based Compensation, the former CEO’s employment was terminated on September 1, 2021 and based on his original employment agreement he holds these grants for 6 months after his termination date. Since the share price did not meet $12.50 during the period from September 1, 2021 through the end of the 6 months after his termination date, March 1, 2022, his deemed grants were forfeited in accordance with what is discussed in the first paragraph above. As of December 31, 2021, 100% of the Sponsor Earnout Shares were classified as a noncurrent liability as contingent shares issuance liabilities, fair value was estimated to be $1.1 million. As a result, $10.3 million and $3.8 million for the years ended December 31, 2021 and 2020, respectively was recognized and included as gain on contingent shares issuance liabilities in the statements of operations.

Private Placement Warrants

On October 30, 2020, as a result of the Merger Transaction, SOC effectively granted 350,000 private placement warrants to HCMC’s sponsor with a 5-year term and strike price of $11.50 per share. In addition, if the last sales price of the Company’s Class A common stock as quoted on Nasdaq is at least $18.00 for 20 out of 30 consecutive trading days, the Company has the option to repurchase these securities for $0.01 per warrant. Unlike the public warrants, the private placement warrants are not redeemable so long as they are held by HCMC’s sponsor or its permitted transferees. Therefore, based on the nature of this settlement feature, it was determined that these securities should be measured at fair value and classified as a liability.

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

The private placement warrants were recorded as a noncurrent liability as contingent shares issuance liabilities. The estimated liability granted on October 30, 2020 was $1.5 million. The fair value as of December 31, 2021 and 2020 was estimated to be $0.1 million and $1.1 million, respectively. As a result, $1.0 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively, was recognized and included as gain on contingent shares issuance liabilities in the statements of operations.

18. STOCKHOLDERS’ EQUITY

Pursuant to the Company’s restated Certificate of Incorporation, the Company authorized the issuance of 500,000,000 shares of Class A common stock and 5,000,000 shares of preferred stock, each with par value of $0.0001 per share. The Company had 99,274,594 and 74,898,380 shares issued and outstanding at December 31, 2021 and 2020, respectively. Each share of Class A common stock is entitled to one vote. The holders of Class A common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. The Company’s Board of Directors has not declared Class A common stock dividends since inception.

In June 2021, the Company completed a public offering of 9,200,000 shares of its Class A common stock at an offering price of $6.00 per share, including 1,200,000 shares issued pursuant to the underwriters’ option to purchase additional shares, resulting in aggregate net proceeds of $51.5 million, after deducting underwriting discounts and commissions of $3.2 million and net offering expenses of approximately $0.5 million. As discussed in Note 12, Debt, a portion of the proceeds were used to repay (i) $10.8 million of the term loan facility, including $10.0 million of principal, $0.5 million of payoff fee, and $0.3 million of related prepayment premiums and accrued interest, and (ii) $13.7 million to liquidate the Subordinated Note.

On October 30, 2020, as part of the Merger Transaction (as disclosed in Note 4) all outstanding shares of Legacy SOC Telemed common stock was converted into Class A common stock of SOC Telemed, Inc. using an exchange ratio of 0.4047 per share. All per share information has been retroactively adjusted for this exchange ratio.

As part of the Merger Transaction the following events occurred impacting Legacy SOC Telemed common stock:

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

Warrants to Acquire Common Stock

Warrants to purchase shares of Legacy SOC Telemed common stock and their exercise prices were converted using an exchange ratio of 0.4047 as a result of the Merger Transaction. Warrants to acquire a maximum of 12,849,992 shares of the Company’s Class A common stock were outstanding as of December 31, 2021 and 2020. The key provisions of the warrant agreements and related impacts to the Company’s consolidated financial statements are summarized as follows:

2015 Common Warrants

During 2015 in connection with the Series H financing, the Company converted 123,432 Series G warrants into 851,718 common warrants. Each warrant gave the holder the right to purchase 1 share of Legacy SOC Telemed common stock at an exercise price of $2.87 per share. The warrants were exercisable through November 2022.

All 2015 common warrants were exercised during 2020, as part of the Merger Transaction. Therefore, there were no 2015 common warrants remaining as of December 31, 2021 and 2020.

2017 and 2018 Series I Common Warrants

During 2017, in conjunction with the Series I financing, the Company issued 62,057 common warrants. Each warrant gave the holder the right to purchase 9 shares of Legacy SOC Telemed common stock at an exercise price of $0.02 per share. The warrants were exercisable from the date of issuance through November and December 2022.

During 2018, the Company issued an additional 124,105 Series I common warrants under the same terms, exercisable through April and August 2023.

All 2017 and 2018 Series I Common Warrants were exercised during 2020, as part of the Merger Transaction. Therefore, there were no Series I Common warrants remaining as of December 31, 2021 and 2020.

2019 and 2020 Series J Common Warrants

During 2019 in conjunction with the Series J financing, the Company issued 108,460 common warrants. Each warrant gave the holder the right to purchase 11 shares of Legacy SOC Telemed common stock for $0.02 per share. The warrants were exercisable from the date of issuance through December 2024.

During 2020, the Company issued an additional 120,150 Series J common warrants under the same terms, exercisable from the date of issuance through June 2025.

All 2019 and 2020 Series J Common Warrants were exercised during 2020, as part of the Merger Transaction. Therefore, there were no Series J Common Warrants remaining as of December 31, 2021 and 2020.

2020 Common Warrants

On October 30, 2020, as part of the Merger Transaction, the Company issued 12,849,992 warrants with an exercise price of $11.50. The warrants are exercisable from the date of issuance through October 30, 2025 (the fifth anniversary of the Merger Transaction).

At December 31, 2021 and 2020, respectively all 12,849,992 warrants (12,499,992 public warrants and 350,000 private placement warrants) remained outstanding.

19. STOCK-BASED COMPENSATION

Each unvested stock option that was outstanding immediately prior to the Merger Transaction was converted into an option to purchase a number of shares of Class A common stock on terms substantially identical to those in effect prior to the Merger Transaction, except for adjustments to the underlying number of shares and the exercise price based on the exchange ratio of 0.4047. Upon execution of the reverse recapitalization transaction during the year ended December 31, 2020, all vested and in-the-money options were exercised and exchanged for Class A common stock in the Company. The withholding taxes due on the option exercises were net settled and the Company effectively repurchased $11.9 million of Class A common stock. The Company remitted $11.9 million in withholding taxes on behalf of the option holders for the year ended December 31, 2020.

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), officers, employees and consultants could be granted options to purchase shares of authorized but unissued Legacy SOC Telemed common stock. Options granted under the 2014 Plan were qualified as incentive stock options or non-qualified stock options. Qualified incentive stock options could only be granted to employees. As part of the Merger Transaction the 2014 Plan was terminated and a new 2020 Equity Incentive Plan (the “2020 Plan”) was approved by the Company’s Board of Directors (the “Board”) and the Company’s stockholders on October 30, 2020. As a result of the termination no additional grants can be issued under the 2014 Plan. The total number of shares of Class A common stock reserved for awards under the 2020 Plan initially equaled 11% of the fully diluted capitalization of the Company as of the closing of the Merger Transaction, or 9,707,040 shares of Class A common stock.

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

The Company has granted a total of 4,484,383 Restricted Stock Units (“RSUs”) and 1,197,140 Performance Stock Units (“PSUs”), net of forfeitures, under the 2020 Plan through December 31, 2021. The number of shares of Class A common stock remaining available for future grants under the 2020 Plan is 7,863,792 as of December 31, 2021.

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

Employees have purchased a total of 143,353 shares of Class A common stock under the ESPP through December 31, 2021. The number of shares of Class A common stock remaining available for future purchase under the ESPP is 1,621,563 as of December 31, 2021.

The term of the offerings under the ESPP are for a 6-month period. The offer made to eligible employees and service providers was accepted by 90 participants. The ESPP grant was fair valued as at the grant date using the Black-Scholes pricing model. The Company recognized $0.1 million in stock-based compensation expense related to the ESPP for the year ended December 31, 2021.

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

No stock options were granted for the years ended December 31, 2021 or December 31, 2020. The fair value of each grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2021 (1)	2020 (2)
Weighted-average volatility	-	80.0%
Expected dividends	-	0.0%
Expected term (in years)	-	1 - 5
Risk-free interest rate	-	0.15% - 0.40%

(1)	No new grants issued for the year ended December 31, 2021.
(2)	No new grants issued for the year ended December 31, 2020. These assumptions relate to option modifications in 2020.

During the year ended December 31, 2019, the Company granted options that would vest upon satisfying a performance condition, which was a liquidity event defined as a change in control. Since the Merger Transaction did not meet the definition of a change in control, the Company modified options to purchase 922,221 shares of Class A common stock to provide for the time-based vesting of these awards in connection with the Merger Transaction. As a result of the modification, the Company will recognize $7.4 million in stock-based compensation expense over a weighted-average period of 1.4 years from the date of the Merger Transaction. Outstanding expense for these modified options of $0.7 million as of December 31, 2021 is expected to be recognized over a weighted average period of 0.9 years.

During the year ended December 31, 2020 the Company modified two option grants such that the period to exercise the options was extended from July 2020 to January 2021. As a result of this modification the Company recognized incremental stock compensation expense of $0.8 million during the year ended December 31, 2020.

In connection with the Merger Transaction several awards were granted to Executives of the Company:

●	A “Transaction Award” was authorized on August 18, 2020 to the former interim-CEO of the Company. The award was granted in the form of RSUs and equaled 1.35% of the fully diluted equity of the Company as of the closing of the Merger Transaction. Since there is no substantive future service requirement post transaction date, the award was fully expensed in 2020 for $10.7 million and included in selling, general and administrative expense in the consolidated statement of operations.

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

●	The former CEO of the Company was deemed granted an award of PSUs equal to 15% of the Sponsor Earnout Shares during 2020 which award includes the same market vesting conditions as the Sponsor Earnout Shares as noted in Note 17, Contingent Shares Issuance Liabilities. The Company utilized a Monte Carlo simulation to determine the grant date fair value of $2.7 million. The award resulted in an expense of $1.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. As discussed above the former CEO’s employment was terminated on September 1, 2021 and based on his original employment agreement he held these grants for 6 months after his termination date.

The Company granted 5,850,151 new RSUs during the year ended December 31, 2021, that are subject to service period vesting. The service period vesting requirements range from 6 months to 5 years for all outstanding RSUs. The Company recorded $6.4 million and $10.7 million expense for RSUs for the years ended December 31, 2021 and 2020, respectively. The following table summarizes activity of RSUs for the years ended December 31, 2021 and 2020:

	Number of RSUs	Weighted- Average Fair Value
Outstanding RSUs at December 31, 2019	-	-
Granted	1,342,570	$9.95
Vested	(1,061,320)	10.06
Forfeited	-	-
Outstanding RSUs at December 31, 2020	281,250	$7.13
Granted	5,850,151	5.57
Vested	(934,108)	7.99
Forfeited	(1,700,935)	7.79
Outstanding RSUs at December 31, 2021	3,496,358	$3.70
Expected RSUs to vest as of December 31, 2021	2,955,869	3.66

The intrinsic value of the outstanding RSUs was $4.1 million and $0 at December 31, 2021 and December 31, 2020, respectively.

The Company granted 2,628,868 new PSUs during the year ended December 31, 2021, that are subject to vesting based on market-based vesting conditions. The PSUs granted have a dual vesting requirement based on the performance of the Company’s Class A common stock as well as a minimum service period requirement. The Company valued all outstanding PSUs applying an approach that incorporated a Monte Carlo simulation, which involved random iterations that took different future price paths over each one of the components of the PSUs based on the appropriate probability distributions. The fair value was determined by taking the average of the grant date fair values under each Monte Carlo simulation trial. The Company recorded $0.9 million and $0 expense for PSUs for the years ended December 31, 2021 and 2020, respectively. The following table summarizes activity of PSUs for the year ended December 31, 2021 as there were no PSUs granted for the year ended December 31, 2020:

	Number of PSUs	Weighted- Average Fair Value
Outstanding PSUs at December 31, 2020	-	-
Granted	2,628,868	$3.49
Vested	-	-
Forfeited	(1,431,728)	5.29
Outstanding PSUs at December 31, 2021	1,197,140	$1.34
Expected PSUs to vest as of December 31, 2021	1,146,462	1.34

The fair value of each grant made for year ended December 31, 2021 was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Year Ended December 31,
	2021	2020 (1)
Current Stock Price	$1.39 - 7.52	-
Expected volatility	55.0% - 75.0%	-
Expected term (in years)	3 - 3.5	-
Risk-free interest rate	0.24% - 0.91%	-

(1)	No PSUs were issued for the year ended December 31, 2020.

The Company recognized $14.8 million and $17.9 million in stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

As of December 31, 2021, the Company had $12.4 million of total unrecognized compensation cost, which is expected to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of approximately 2.7 years. The Company received less than $0.1 million and $0 million for the years ended December 31, 2021 and 2020, respectively, for stock options exercised during each period. The intrinsic value of the options exercised was less than $0.1 million and $38.4 million for the years ended December 31, 2021 and 2020, respectively. The intrinsic value of the RSUs vested was $3.5 million and $10.7 million for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes stock option activity of the 2014 Plan for the years ended December 31, 2021 and 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding stock options at December 31, 2019	8,264,941	$3.11	6.15

Granted	-	-
Exercised	(5,546,222)	3.13
Forfeited or expired	(1,175,557)	3.18
Outstanding stock options at December 31, 2020	1,543,162	$3.05	7.09

Granted	-	-
Exercised	(30,865)	2.74
Forfeited or expired	(841,641)	2.99
Outstanding stock options at December 31, 2021	670,656	3.10	4.92
Vested or expected stock options to vest at December 31, 2021	644,764	3.10	4.92
Exercisable at December 31, 2021	367,808	$3.17	4.20

The intrinsic value of the outstanding options was $0 million and $7.4 million at December 31, 2021 and December 31, 2020, respectively.

Access Physicians Replacement Awards

As discussed in Note 4, Business Combinations, expense for the replacement awards that were not fully vested prior to the date of the Acquisition will continue to be recognized over the remaining service period of 12 months post-acquisition date. For the year ended December 31, 2021, $2.1 million was recognized as expense of which $1.3 million was recognized as compensation expense and $0.8 million was recognized as stock-based compensation expense and included in selling, general and administrative expense on the consolidated statement of operations. If any of the employees terminate employment prior to the completion of the service period, the awards will be reallocated to the remaining participants.

20. EMPLOYEE RETIREMENT PLANS

The Company sponsors a 401(k) defined contribution retirement plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum qualifying requirements. Contributions to the plan are at the discretion of the Company. For the years ended December 31, 2021 and 2020, the Company contributed $1.5 million and $1.2 million to the plan, respectively.

21. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(50,542)	$(49,847)
Preferred stock dividends	-	(96,974)
Numerator for Basic and Dilutive EPS –Loss available to common stockholders	$(50,542)	$(146,821)

Denominator:
Common stock	91,321,642	41,102,162
Series I and Series J Common Warrants	-	244,687
Denominator for Basic and Dilutive EPS – Weighted-average common stock outstanding	91,321,642	41,346,849

Basic net loss per share	$(0.55)	$(3.55)
Diluted net loss per share	$(0.55)	$(3.55)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to common stockholders was the same on a basic and diluted basis, as the inclusion of all potential common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Year Ended December 31,
	2021	2020
Outstanding common warrants	12,849,992	12,849,992
Outstanding options to purchase common stock	670,656	1,543,162
Unvested Sponsor Earnout Shares	1,875,000	1,875,000
Unvested RSUs	3,235,774	-
Unvested PSUs	1,197,140	-
Unvested common stock – business combination – Note 4	175,353	-
Shares to be purchased through ESPP	186,027	-
Total anti-dilutive common equivalent shares	20,189,942	16,268,154

As discussed in Note 27, Subsequent Events, on February 2, 2022, the Company entered into a definitive agreement to be acquired by affiliates of investment funds advised by Patient Square Capital, a dedicated health care investment firm. If the transaction is consummated, SOC Telemed’s Class A common stock and public warrants will no longer be listed on any public market, which will have an impact on the number of potential common equivalent shares outstanding.

22. COMMITMENTS AND CONTINGENCIES

Commitments

In 2021, the Company leased four separate facilities under non-cancelable operating agreements expiring on December 31, 2021, October 31, 2022, June 30, 2024 and April 30, 2026, respectively. The lease agreement that expired in December 2021 was not renewed and a new facility was rented starting in January 2022. Rent expense is recognized on the straight-line method over the life of the lease and was approximately $0.8 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. Rent expense is included in selling, general and administrative expenses on the statements of operations.

The Company also leased telemedicine and office equipment under various non-cancelable operating leases through February 2021. Rent expense under these leases was less than $0.1 million for the years ended December 31, 2021 and 2020, respectively, and included in cost of revenues on the statements of operations.

There was no sublease income for the years ended December 31, 2021 and 2020.

The following reflects the future minimum non-cancelable lease payments required under the above operating leases (in thousands):

Years ending December 31,	Amount
2022	$539
2023	548
2024	455
2025	260
2026 and thereafter	80

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

23. INCOME TAXES

Income tax expense equals the current tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities during the year.

The provision for income taxes for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Current:
Federal	$-	$-
State	(117)	(31)
	$(117)	$(31)
Deferred:
Federal	$231	$-
State	38	-
	$269	$-
Income tax benefit (expense)	$152	$(31)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax asset balance are as follows at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$71,119	$56,300
Deferred revenue	271	171
Stock options and warrants	43	22
Restricted stock units	383	315
Other	1,367	426
Total deferred tax assets	73,183	57,234
Less: valuation allowance	(68,212)	(53,513)
Net deferred tax assets before deferred tax liabilities	4,971	3,721
Deferred tax liabilities:
Intangible assets	(1,108)	(1,448)
Property and equipment	-	(74)
Capitalized software costs and other	(2,029)	(2,199)
Partnership basis	(1,834)	-
Total deferred tax liabilities	(4,971)	(3,721)
Net deferred tax assets	$-	$-

The Company’s tax rate reconciliation for the years ended December 31 is as follows:

	2021	2020
Statutory US federal rate	21.0%	21.0%
Stock-based compensation	(2.0)%	14.8%
Sec.162(m)	(2.0)%	(6.1)%
State and local income taxes	2.9%	1.3%
Change in valuation allowance	(29.0)%	(32.6)%
Change in fair value of contingent shares issuance liabilities and contingent consideration	6.0%	1.6%
Other	3.4%	(0.1)%
Effective tax rate	0.3%	(0.1)%

As of December 31, 2021, the Company had approximately $297.3 million of gross federal net operating loss carryforwards and $273.6 million gross state net operating loss carryforward. The federal gross net operating loss carryforwards of $176.3 million generated subsequent to the year ended December 31, 2017 carry forward indefinitely, while the remaining federal gross net operating loss carryforwards of $121 million begin to expire in 2025. The realizability of the deferred tax assets, generated primarily from net operating loss carryforwards, is dependent upon future taxable income generated during the periods in which net operating loss carryforwards are available. Management considers projected future taxable income and tax planning strategies, which can be implemented by the Company in making this assessment. Since the history of cumulative losses provides strong evidence that it is not more likely than not that future taxable income will be generated in the periods net operating losses are available, management has established a valuation allowance equal to the net deferred tax assets.

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

The Company has performed a tax analysis for the years ended December 31, 2021 and 2020 and believes there are no material uncertain tax positions. There is no unrecognized income tax benefit for the years ended December 31, 2021 and 2020, and the Company does not anticipate any material changes in its unrecognized tax benefits in the next twelve months.

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

24. RELATED-PARTY TRANSACTIONS

Contingent Sponsor Earnout Shares

On October 30,2020, the Company modified the terms of the 1,875,000 Sponsor Earnout Shares then held by HCMC’s sponsor, such that 50% of such shares will be forfeited if the share price of Class A common stock does not reach $12.50 for 20 out of 30 consecutive trading days and 50% of such shares will be forfeited if the share price of Class A common stock does not reach $15.00 for 20 out of 30 consecutive trading days, in each case, prior to the seventh anniversary of the Closing (See Note 17).

Preferred stock and debt

In 2020, Legacy SOC Telemed issued 11,000 shares of Series J contingently redeemable preferred stock to certain previous Legacy SOC Telemed stockholders in exchange for cash consideration (see Note 16, Contingently Redeemable Preferred Stock).

On August 14, 2020, two entities affiliated with WP signed a support letter committing funds up to $15.0 million available to Legacy SOC Telemed from August 2020 through December 2021. On September 3, 2020, Legacy SOC Telemed sold to WP $2.0 million aggregate principal amount of subordinated convertible promissory notes in a financing pursuant to this support letter. WP subsequently recommitted to fund up to $15.0 million available from September 2020 through December 31, 2021, subject to ongoing evaluations between the parties following the closing of the Merger Transaction, under a new support letter dated September 23, 2020, that superseded and replaced the August support letter (see Note 12, Debt). The support letter was terminated in connection with the acquisition of Access Physicians.

Legacy SOC Telemed also entered into a convertible bridge note purchase agreement with certain previous Legacy SOC Telemed stockholders which permitted Legacy SOC Telemed to borrow aggregate principal in the amount of $8.0 million. Legacy SOC Telemed borrowed $6.0 million of principal pursuant to such convertible bridge note purchase agreement in 2020 (see Note 12, Debt).

As discussed in Note 12, Debt, and Note 16, Contingently Redeemable Preferred Stock, all existing debt and preferred stock owned by our controlling stockholders was liquidated in connection with the closing of the Merger Transaction on October 30, 2020.

As discussed in Note 12, Debt, in order to consummate the Acquisition and support the combined business thereafter, SOC Telemed entered into a related-party Subordinated Note with a significant stockholder, SOC Holdings, an affiliate of Warburg Pincus, for $13.5 million.

On June 4, 2021, the Subordinated Note was extinguished in connection with the issuance of Class A common stock. Refer to Notes 12, Debt, and 18, Stockholders’ Equity, for further discussion.

25. RESTRUCTURING PLAN

On October 28, 2021, the Board of Directors of the Company approved certain strategic, operational and organizational plans to improve productivity and reduce complexity in the way the Company manages its business. In connection with these actions, the Company reduced non-clinical headcount by approximately 12%. The Company incurred approximately $1.8 million for severance costs and termination benefits which are included within selling, general and administrative expenses in the statements of operations for the year ended December 31, 2021. The Company accrued less than $0.1 million in lease termination costs as of December 31, 2021. These actions were completed as of December 31, 2021.

26. VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the allowance for doubtful accounts and deferred tax asset valuation allowance for the years ended December 31, 2021 and 2020 (in thousands):

	Balance at the beginning of the period	Additions	Deductions	Balance at the end of the period
Year ended December 31, 2020
Allowance for doubtful accounts	$538	85	(176)	$447
Deferred tax asset valuation allowance	37,280	17,041	(808)	53,513

Year ended December 31, 2021
Allowance for doubtful accounts	$447	246	(292)	$401
Deferred tax asset valuation allowance	53,513	16,533	(1,834)	68,212

27. SUBSEQUENT EVENTS

The Company evaluated its financial statements for subsequent events through March 30, 2022, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements except as discussed below.

Acquisition by Patient Square Capital

On February 2, 2022, the Company entered into a definitive agreement to be acquired by affiliates of investment funds advised by Patient Square Capital, a dedicated health care investment firm.

Under the terms of the transaction agreement, at the effective time of the transaction, each share of the Company’s Class A common stock outstanding immediately prior to the effective time (subject to certain exceptions) will be canceled and automatically converted into the right to receive $3.00 in cash, without any interest thereon and subject to any applicable withholding taxes.

The transaction agreement provides certain termination rights for both the Company and Patient Square Capital, and further provides that upon termination of the transaction agreement under certain circumstances, the Company would be required to pay Patient Square Capital a termination fee of approximately $11.5 million.

The transaction is subject to the satisfaction or waiver of customary closing conditions, including the adoption and approval of the transaction agreement by SOC Telemed stockholders. A special meeting of the Company’s stockholders to consider and vote on a proposal to adopt and approve the transaction agreement is scheduled to be held on April 4, 2022.

The parties expect the transaction to close in the second quarter of 2022. If the transaction is consummated, SOC Telemed’s Class A common stock and public warrants will no longer be listed on any public market.

Legal Proceedings

Between February 28, 2022, and March 17, 2022, three purported stockholders of the Company filed complaints in federal courts against the Company and members of the Company’s Board of Directors in connection with the proposed transaction described above: Gamez v. SOC Telemed, Inc., et al., Case No. 1:22-cv-01661 (S.D.N.Y.) (filed February 28, 2022); Campbell v. SOC Telemed, Inc., et al., Case No. 1:22-cv-01333 (E.D.N.Y.) (filed March 10, 2022); and Danieli v. SOC Telemed, Inc., et al., Case No. 1:22-cv-00340 (D. Del.) (filed March 17, 2022). The complaints assert federal securities claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder for alleged failures to disclose material information in the preliminary proxy statement or the definitive proxy statement filed by the Company with the SEC in connection with the proposed transaction described above, which allegedly rendered them false and misleading. Specifically, the complaints allege, among other things, that the preliminary proxy statement or the definitive proxy statement failed to disclose material information regarding the sales process conducted by the Company, the Company’s financial projections and the financial analyses by the Company’s financial advisor, William Blair & Company, L.L.C. (“William Blair”). The Campbell complaint also alleges that the definitive proxy statement failed to disclose potential conflicts of interest involving William Blair. The complaints seek, among other things, an order enjoining the proposed transaction; rescinding the proposed transaction if it closes and setting it aside or awarding damages; directing the Board of Directors to disseminate a proxy statement that discloses certain information requested by the plaintiffs; awarding costs, including attorneys’ and experts’ fees; and awarding such other relief as the respective court deems proper. The Company has also received five demand letters from purported stockholders of the Company challenging the proposed transaction and alleging similar insufficiencies in the disclosures in the definitive proxy statement. The defendants believe the complaints are without merit. The Company cannot predict the outcome of or estimate the loss or range of loss from these matters.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal over control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, because of the material weaknesses in our internal control over financial reporting described below.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Access Physicians which are included in the consolidated financial statements of SOC Telemed and constituted approximately 31% of total revenues for the year ended December 31, 2021, and approximately 3% of total assets as of December 31, 2021.

Material Weaknesses in Internal Control Over Financial Reporting

Prior to the Merger Transaction, Legacy SOC Telemed operated as a private company with limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. We identified material weaknesses in our internal control over financial reporting related to the design of its control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was ineffective due to the following material weaknesses:

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

The material weakness related to the control environment did not result in adjustments to the financial statements for the year ended December 31, 2021. The IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a second material weakness. Additionally, each of the above material weaknesses could result in a misstatement of the Company’s account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

We have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations following the Merger Transaction. Except with respect to the changes in connection with such design and implementation and the implementation of the initiatives to remediate the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information, including ages as of December 31, 2021, of our executive officers and members of the Board:

Name	Age	Position(s)
Executive Officers
Dr. Christopher M. Gallagher	42	Chief Executive Officer and Director
David R. Fletcher	61	Interim Chief Financial Officer
David Mikula	52	Chief Operating Officer
Dr. R. Jason Hallock	50	Chief Medical Officer
Eunice J. Kim	48	General Counsel and Corporate Secretary

Non-Executive Directors
Steven J. Shulman(2)(3)	70	Chairman of the Board
Dr. Bobbie Byrne(1)	54	Director
Thomas J. Carella(2)(3)	46	Director
Gyasi C. Chisley(1)	46	Director
Joseph P. Greskoviak	56	Director
Amr Kronfol(2)(3)	41	Director
Anne M. McGeorge(1)	61	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Christopher M. Gallagher, M.D., FACC has served as our Chief Executive Officer since September 2021 and as a member of the Board since the Acquisition. Dr. Gallagher previously served as President of Access Physicians, a division of SOC Telemed, since the Acquisition and as the Chief Executive Officer of Access Physicians since its founding in 2013 through to the Acquisition. Prior to joining Access Physicians, Dr. Gallagher served as the Chief Medical Officer at CHRISTUS Mother Frances Hospital — Sulphur Springs from October 2012 through May 2017. Dr. Gallagher is board-certified in internal medicine and cardiovascular disease. He trained at UT Southwestern for both his Internal Medicine residency and Cardiology Fellowship and earned his Doctor of Medicine from Texas Tech University School of Medicine. He is a fellow in the American College of Cardiology and member of the American Association of Cardiovascular and Pulmonary Rehabilitation, American Medical Association, and Texas Medical Association. We believe that Dr. Gallagher is well-qualified to serve as a director due to his extensive operational and executive management experience in the healthcare industry.

David R. Fletcher has served as our interim Chief Financial Officer since October 2021. Since 2012, Mr. Fletcher has been a financial consultant focusing on interim chief financial officer and interim senior financial executive roles at healthcare services, technology, and services industry companies, sponsored by leading private equity firms. Prior to serving in these roles, he served as Chief Financial Officer Partner of Tatum, a Randstad company, a professional and interim services firm, from 2009 to 2012, and was acting Chief Financial Officer for Flotek Industries, Inc. and as acting Chief Financial Officer with Envela Corp., among other interim financial executive roles, during his tenure. Prior to that, from 2007 to 2008, he served concurrently as Executive Vice President and Chief Financial Officer of three publicly traded companies: American Realty Investors, Inc., Transcontinental Realty Investors Inc., and Income Opportunity Realty Investors. Previously, Mr. Fletcher was Executive Vice President and Chief Financial Officer of a wholly owned subsidiary of Tarragon Corporation. Mr. Fletcher was previously employed as a senior manager with Deloitte LLP and as a commercial real estate loan officer with Bank of America. Mr. Fletcher holds an M.B.A. with a concentration in finance from the McCombs Graduate School of Business at The University of Texas at Austin, graduating as a Sord Scholar. Mr. Fletcher also holds a B.B.A. degree from The University of Iowa.

David Mikula has served as our Chief Operating Officer since September 2021. Mr. Mikula previously served as Chief Operating Officer of Access Physicians, a division of SOC Telemed, since the Acquisition and as the Chief Operating Officer of Access Physicians from December 2017 through to the Acquisition. Prior to that, Mr. Mikula served as the Chief Development Officer at Amedisys, Inc., a home health, hospice and personal care company, from January 2017 through November 2017. From November 2009 to January 2017, he served in variety of capacities at Kindred Healthcare, LLC, a post-acute healthcare services provider, including Chief Operating Officer from November 2015 through January 2016 and Senior Vice President Operations from January 2016 through January 2017. Mr. Mikula holds a B.S. in finance from Texas State University and an M.B.A. from Baylor University.

R. Jason Hallock, M.D., MMM has served as our Chief Medical Officer since the closing of the Merger Transaction and previously held the same position with Legacy SOC Telemed since December 2019. Prior to joining SOC Telemed, from July 2013 to November 2019, Dr. Hallock held various positions at US Acute Care Solutions, a provider of physician-owned emergency medicine, hospitalist and observation services, including System Chief of Lifebridge Health Emergency Services from July 2017 to January 2019 and Chief of Emergency Services of Union Hospital of Cecil from July 2014 to February 2018. Dr. Hallock holds a B.A. in human biology and anthropology from the University of Pennsylvania, an M.D. from the University of Connecticut and an M.M.M. from the University of Southern California.

Eunice J. Kim has served as our General Counsel and Corporate Secretary since the closing of the Merger Transaction and previously held the same positions with Legacy SOC Telemed since October 2020. Prior to joining SOC Telemed, from 2004 to June 2020, Ms. Kim served in a variety of roles at NortonLifeLock Inc. (formerly known as Symantec Corporation), a cybersecurity software company, including most recently as Vice President, Legal and Assistant Secretary from August 2016 to June 2020. Prior to joining Symantec Corporation, she was an associate at Coudert Brothers LLP, a global law firm. Ms. Kim holds a B.A. in English and biochemistry from Smith College and a J.D. from Boston College Law School.

Non-Executive Directors

Steven J. Shulman has served as Chairman of the Board since the closing of the Merger Transaction, previously served as HCMC’s Chief Executive Officer and one of its directors since its inception and has over 45 years of experience leading and acquiring businesses in the healthcare industry. Mr Shulman is currently the Chairman of Magellan Health, Inc. where he previously served as Chief Executive Officer from 2002 to 2008 and spearheaded its turnaround and restructuring following bankruptcy. Mr. Shulman also currently serves as Chairman of Quartet Health, Inc., a healthcare technology company which connects primary care and mental health providers, a position he has held since 2014; Chairman of CareCentrix, Inc., a post-acute managed care company, a position he has held since 2008; Co-Chairman of Healthmap Solutions Inc., a health management company focused on progressive diseases, since 2018; and a Director of Walgreens Boots Alliance, Inc., an integrated healthcare, pharmacy and retail leader, since 2022. He is also the Managing Partner at Shulman Family Ventures, Inc., a healthcare-focused private equity firm, a position he has held since 2008. In the last five years, he has served as a Director of several other privately-held companies, including VillageMD, a primary care medical management company, MedImpact, the largest privately held prescription drug benefits management company, Healthmarkets, a healthcare distribution and specialty insurance company, Pager, a digital health company and Facet Technologies, an OEM of lancets and lancing devices for diabetics. From 2013 to 2018, Mr. Shulman served as Chairman of the Board of R1 RCM Inc., a technology-enabled revenue cycle management service for healthcare providers and from 2013 to 2014 as Chairman of Health Management Associates, Inc., a hospital company. He served as an Operating Partner at Water Street Healthcare Partners, LLC from 2008 until 2015 and Tower Three Partners LLC from 2008 until 2013. He also served as Chairman and Chief Executive Officer of Internet Healthcare Group, LLC from 2000 to 2002 and as Chairman, President and Chief Executive Officer of Prudential Healthcare, Inc. from 1997 to 1999. Prior to that, Mr. Shulman served in senior executive positions at Value Health, Inc., a specialty managed care company he founded and took public, including as a Director and as President of the Pharmacy and Disease Management Group. He also previously held senior executive positions at each of Cigna Corporation, including as President of the East Central Division, and Kaiser Permanente, an integrated managed-care company, including as Director, Medical Economics. He received his Bachelor’s degree in Economics and Master’s degree in Health Services Administration from the State University of New York at Stony Brook. We believe that Mr. Shulman is well-qualified to serve as a director due to his extensive operational, investment and board experience in the healthcare industry.

Dr. Barbara “Bobbie” P. Byrne has served as a member of the Board since the closing of the Merger Transaction. Dr. Byrne has served as Chief Information Officer at Advocate Aurora Health, a not-for-profit healthcare system, since 2017. Prior to joining Advocate Aurora Health, Dr. Byrne served as Chief Medical Officer of Edward-Elmhurst Health, a hospital system in Illinois, from January 2017 to July 2017 and as its Chief Information Officer from December 2009 to January 2017. Dr. Byrne previously served as the Clinical Director at the Certification Commission for Healthcare Information Technology from April 2009 to December 2009 and as the Senior Vice President, Clinical Solutions for Eclipsys, Inc. (now Allscripts, Inc.) from 2005 to April 2009. Since January 2020, Dr. Byrne has served on the board of directors of Spok Holdings, Inc., a provider of communications solutions for the healthcare and public safety sectors. Dr. Byrne holds a B.A. in history from Northwestern University, an M.B.A. from the Kellogg School of Management at Northwestern University and an M.D. from Northwestern University. We believe that Dr. Byrne is well-qualified to serve as a director due to her extensive operational and executive management experience in the healthcare industry.

Thomas J. Carella has served as a member of the Board since the closing of the Merger Transaction and previously served on Legacy SOC Telemed’s board of directors since February 2017. Mr. Carella has served as a Managing Director at Warburg Pincus, a private equity firm, since September 2016. Prior to joining Warburg Pincus, Mr. Carella was a Partner in the Merchant Banking Division of Goldman Sachs where he was global head of the division’s private equity activities in the healthcare sector. In addition to his board role at SOC Telemed, Mr. Carella serves on the board of directors of Alignment Healthcare, CityMD/Summit Medical Group, Polyplus Transfection SA, Vertice Pharma and WebPT. Mr. Carella has previously served on numerous boards, including Outset Medical, Inc., a medical technology company, from April 2019 to January 2021, and T2 Biosystems, Inc., a diagnostics company, from March 2013 to March 2016. Mr. Carella holds a B.A. from Harvard College and an M.B.A. from Harvard Business School. We believe that Mr. Carella is well-qualified to serve as a director due to his extensive investment and board experience in the healthcare industry.

Gyasi C. Chisley has served as a member of the Board since May 2021. Mr. Chisley has served as the President and Chief Executive Officer, Hospitals and Clinics at Cancer Treatment Centers of America Global, Inc., which includes the Cancer Treatment Centers of America Comprehensive Cancer Care Network of Hospitals and Outpatient Care Centers, since 2019. Prior to that, Mr. Chisley served as Chief Strategy Officer and Senior Vice President, Strategy and Payment Policy/Innovation for UnitedHealthcare from 2016 to 2019. Prior to UnitedHealthcare, Mr. Chisley held executive leadership roles at Methodist Healthcare North and Methodist Le Bonheur Healthcare in Memphis, Tennessee, from 2013 to 2016, and within the Mercy Health network (formerly Catholic Health Partners) headquartered in Cincinnati, Ohio, from 2010 to 2013. Mr. Chisley holds a dual B.S. in Psychology and Biology from Morehouse College and an MHSA/M.B.A. from the University of Michigan. We believe that Mr. Chisley is well-qualified to serve as a director due to his extensive executive leadership and management experience in the healthcare industry.

Joseph P. Greskoviak has served as Vice Chair of the Board since March 2021 and as a member of the Board since the closing of the Merger Transaction. Since 2012, Mr. Greskoviak has held various positions at Press Ganey, a provider of patient experience measurement, performance analytics and strategic advisory solutions for health care organizations, including Vice Chairman since March 2020, Chief Executive Officer from December 2018 to March 2020, and President and Chief Operating Officer from 2012 to December 2018. Prior to joining Press Ganey, Mr. Greskoviak worked at MedAssets, where he served as President of its spend and clinical resource management business (now part of Vizient) from 2010 to 2012. Mr. Greskoviak holds a B.A. in political science from DePaul University. We believe that Mr. Greskoviak is well-qualified to serve as a director due to his extensive executive leadership and management experience in the healthcare industry.

Amr Kronfol has served as a member of the Board since the closing of the Merger Transaction and previously served on Legacy SOC Telemed’s board of directors since June 2015. Mr. Kronfol joined Warburg Pincus, a private equity firm, in July 2009 and has been a Managing Director since 2018, focusing on investment activities at the intersection of healthcare and technology. Mr. Kronfol has served on numerous boards, including Silk Road Medical, AmRest, Modernizing Medicine, Qualifacts, WebPT and Helix. Mr. Kronfol holds an A.B. in computer science from Princeton University and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Kronfol is well-qualified to serve as a director due to his extensive investment and board experience in the healthcare industry.

Anne M. McGeorge has served as a member of the Board since the closing of the Merger Transaction. Ms. McGeorge has over 35 years of experience providing strategic guidance and operational oversight to health care organizations. Ms. McGeorge has served as an Operating Partner of Havencrest Healthcare, a private equity investment firm specializing in the healthcare industry, since January 2018 and as an adjunct professor at the University of North Carolina at Chapel Hill since August 2005. Since June 2019, Ms. McGeorge has served on the board of directors and as the chair of the audit committee of Magenta Therapeutics, a clinical-stage biotechnology company. Since February 2021, Ms. McGeorge has also served on the board of directors and as the chair of the audit committee of CitiusTech, a privately held health care technology services company. Prior to her retirement in July 2017, Ms. McGeorge served as Managing Partner of Grant Thornton LLP’s Health Care Industry Practice from 2006 to July 2017 and as Global Managing Partner for Grant Thornton International’s Health Care Industry Practice from 2015 to July 2017. Ms. McGeorge was formerly a partner at Deloitte LLP from 2002 to 2005 and at Arthur Andersen LLP from 1994 to 2002. Ms. McGeorge holds a B.B.A. in accounting from the College of William & Mary and an M.S. in accounting from the University of Virginia. We believe that Ms. McGeorge is well-qualified to serve as a director due to her extensive experience providing auditing and financial services for the healthcare industry.

Composition of the Board

Our business and affairs are organized under the direction of the Board. The Board currently consists of eight members. Subject to the terms of the Investor Rights Agreement and our certificate of incorporation and by-laws, the number of directors will be fixed by the Board.

Upon the closing of the Merger Transaction, we entered into the Investor Rights Agreement with SOC Holdings LLC pursuant to which, among other things, SOC Holdings LLC has the right to designate (i) up to five of nine directors for as long as it beneficially owns at least 50% of the issued and outstanding shares of Class A common stock, (ii) up to three of nine directors for so long as it beneficially owns at least 35% but less than 50% of the issued and outstanding shares of Class A common stock, (iii) up to two of seven directors for so long as it beneficially owns at least 15% but less than 35% of the issued and outstanding shares of Class A common stock and (iv) up to one of seven directors for so long as it beneficially owns at least 5% but less than 15% of the issued and outstanding shares of Class A common stock. SOC Holdings LLC has been deemed to have designated Messrs. Carella and Kronfol for election to the Board. See “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Party Transactions — Investor Rights Agreement” under Part III, Item 13 of this report.

In connection with the Acquisition, we entered into the Board Nomination Rights Agreement with Dr. Gallagher pursuant to which, among other things, for so long as Dr. Gallagher beneficially owns at least 75% of the shares of our Class A common stock that he acquired at the closing of the Acquisition and remains employed by us, Dr. Gallagher is entitled to serve as a member of the Board. See “Certain Relationships and Related Transactions, and Director Independence — Certain Relationships and Related Party Transactions — Board Nomination Rights Agreement” under Part III, Item 13 of this report.

Process for Nominations to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board since we last provided disclosure of such procedures in our definitive proxy statement for the 2021 annual meeting of the Company’s stockholders filed with the SEC on May 10, 2021.

Audit Committee

Effective upon the closing of the Merger Transaction, the Board established a standing audit committee. The members of our audit committee consist of Dr. Byrne, Mr. Chisley and Ms. McGeorge, each of whom meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. The chair of the audit committee is Ms. McGeorge, who is an “audit committee financial expert” within the meaning of SEC regulations. See “— Executive Officers and Directors — Non-Executive Directors — Anne M. McGeorge” above for a description of Ms. McGeorge’s relevant experience.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on the investor relations portion of our website at www.soctelemed.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934 requires our directors, executive officers and any persons who own more than 10% of our Class A common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on its review of the copies of such forms furnished to the Company and written representations from the directors and executive officers, the Company believes that all Section 16(a) filing requirements were timely met in 2021, except that the initial statement of beneficial ownership on Form 3 for Mr. Mikula was filed late due to processing delays.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2021, were:

●	Christopher M. Gallagher, our Chief Executive Officer;

●	David Mikula, our Chief Operating Officer;

●	R. Jason Hallock, our Chief Medical Officer;

●	John W. Kalix, our former Chief Executive Officer; and

●	Hai Tran, our former President and Chief Operating Officer.

2021 Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by and paid to the named executive officers for the periods presented.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Christopher M. Gallagher(4)	2021	417,307	—	2,076,629	—	168,750	—	2,662,686
Chief Executive Officer
David Mikula(5)	2021	314,566	—	865,262	—	97,312	—	1,277,140
Chief Operating Officer
R. Jason Hallock	2021	320,000	—	920,489	—	96,000	8,622	1,345,111
Chief Medical Officer	2020	317,538	268,228	—	—	125,440	10,486	721,692
John W. Kalix(6)	2021	331,155	—	11,787,725	—	47,149	291,260	12,457,289
Former Chief Executive Officer	2020	190,385	—	—	—	112,500	15,946	318,830
Hai Tran(7)	2021	269,599	—	2,301,231	—	62,021	136,193	2,769,044
Former President and Chief Operating Officer	2020	377,516	—	—	4,630,463	282,975	1,489	5,292,443

(1)	Stock and option awards are reported at aggregate grant date fair value in the year granted, computed in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC Topic 718”), disregarding forfeiture assumptions. For information on the assumptions used in valuing these awards, see Note 19, Stock-Based Compensation, to our consolidated financial statements included elsewhere in this report.
(2)	The amounts in this column represent annual performance-based cash bonuses earned by the named executive officers based on the achievement of certain corporate performance objectives in 2021. These amounts were paid to the named executive officers in early 2022.

(3)	The amounts in this column represent (i) with respect to Dr. Hallock, the value of group term life coverage paid by SOC Telemed in the amount of $745 and 401(k) contributions paid by SOC Telemed in the amount of $7,877; (ii) with respect to Mr. Kalix, relocation reimbursement in the amount of $132,637, a car allowance in the amount of $4,604, the value of group term life coverage paid by SOC Telemed in the amount of $498, 401(k) contributions paid by SOC Telemed in the amount of $11,600, and severance of $141,921; and (iii) with respect to Mr. Tran, the value of group term life coverage paid by SOC Telemed in the amount of $1,031, 401(k) contributions paid by SOC Telemed in the amount of $10,703 and severance of $124,459.
(4)	Dr. Gallagher was appointed Chief Executive Officer of SOC Telemed in September 2021 and previously served as President of Access Physicians, a division of SOC Telemed, since the Acquisition in March 2021.
(5)	Mr. Mikula was appointed Chief Operating Officer of SOC Telemed in September 2021 and previously served as Chief Operating Officer of Access Physicians, a division of SOC Telemed, since the Acquisition in March 2021.
(6)	Mr. Kalix’s employment as Chief Executive Officer of SOC Telemed terminated in September 2021.
(7)	Mr. Tran’s employment as President and Chief Operating Officer of SOC Telemed terminated in September 2021.

Executive Incentive Bonus Plan

On October 30, 2020, the Board considered and approved the Executive Incentive Bonus Plan (the “Bonus Plan”), an annual cash bonus plan that became effective at the closing of the Merger Transaction. The purpose of the Bonus Plan is to motivate and reward eligible officers and employees for their contributions toward the achievement of certain performance goals of the Company. The Bonus Plan is administered by the compensation committee of the Board, or such other committee as may be designated by the Board from time to time. Awards under the Bonus Plan may be subject to cash bonus targets and/or corporate performance metrics for a specific performance period or fiscal year pursuant to the terms of the Bonus Plan. Unless otherwise determined by the plan administrator, participants must be actively employed and in good standing with the Company on the date the award is paid. The plan administrator may terminate the Bonus Plan at any time, provided such termination shall not affect the payment of any awards accrued under the Bonus Plan prior to the date of the termination.

Agreements with Our Named Executive Officers

We have entered into employment agreements with each of our named executive officers. The employment agreements generally provide for at-will employment and set forth the executive officer’s initial base salary, bonus opportunities and eligibility for employee benefits. In addition, each of the executive officers is subject to confidentiality obligations and has agreed to assign to us any inventions developed during the term of their employment.

In connection with the closing of the Merger Transaction, the compensation committee of the Board approved the entering into of a standard form of employment agreement and severance and change in control agreement with each of our executive officers, which form agreements codified the terms of each executive’s employment, and in some instances clarified those terms and provide for certain enhanced benefits. The form agreements also provide greater consistency among executives’ employment and severance terms and compliance with Section 409A of the Internal Revenue Code of 1986, as amended. Dr. Hallock and Mr. Tran each entered into our standard form of employment agreement and severance and change in control agreement in January 2021, and an amended form of severance and change in control agreement in February 2021. Dr. Gallagher and Mr. Mikula each entered into our standard form of employment agreement and severance and change in control agreement in December 2021, effective as of November 2021. Each of the employment agreements provides for at-will employment during an initial three-year term and maintains the executive officer’s current annual base salary and annual target cash incentive bonus as a proportion of base salary upon the achievement of certain performance goals determined by the Board or the compensation committee. The employment agreements further provide that the executive officers are eligible to participate in employee benefit plans maintained by SOC Telemed.

The individual terms of the employment agreements, including the historical employment agreements, other than the severance benefits under the standard form of severance and change in control agreement, with each of our named executive officers are summarized below. Additional terms contained in the employment agreements regarding equity grants and relocation assistance are also discussed below. A description of our standard form of severance and change in control agreement, as amended, and the severance benefits to which our named executive officers are entitled in the event of a change in control or certain terminations of their employment with us is provided below under the heading “— Potential Payments upon Termination or Change in Control.”

Christopher M. Gallagher

In connection with the closing of the Acquisition, SOC Telemed assumed the employment agreement entered into between Access Physicians and Dr. Gallagher in November 2019, pursuant to which Dr. Gallagher served as President of Access Physicians, a division of SOC Telemed, since the Acquisition and subsequently as the Chief Executive Officer of SOC Telemed since September 2021. The agreement, which has since been superseded, as noted herein, provided for a three-year employment term, with a $250,000 annual salary, a target bonus equal to 50% of annual salary, and vacation and general benefit plan eligibility. The superseded employment agreement also provided for six months’ base salary and COBRA continuation upon a termination by Dr. Gallagher’s employer without “Cause” or by Dr. Gallagher for “Good Reason” (each term as defined therein). The severance payments and benefits described above were each contingent upon Dr. Gallagher’s delivery of a general release of claims in favor of the Company, compliance with non-solicitation and non-competition restrictions each lasting for one year following a separation for any reason, and compliance with indefinite confidentiality obligations following such separation.

As described above, in December 2021, Dr. Gallagher entered into a new employment agreement and severance and change in control agreement, in each case substantially in the Company’s standard form, which employment agreement establishes Dr. Gallagher’s initial annual base salary of $450,000, and provides that it will be increased to $500,000 effective January 1, 2022. The employment agreement also provides for eligibility for an annual target cash incentive bonus of up to 50% of his annual base salary for 2021 (100% for periods after 2022) upon the achievement of certain performance goals determined by the Board or the compensation committee of the Board, and to participate in the employee benefit plans maintained by the Company. Pursuant to the agreement, Dr. Gallagher was granted under the 2020 Plan time-based RSUs for 1,080,000 shares of Class A common stock, with a four-year vesting schedule subject to his continuous service, and performance-based RSUs for 720,000 shares of Class A common stock to vest in three equal installments on December 5 of each of 2022, 2023 and 2024, provided that the applicable stock-price performance goal has been achieved by such date (and, if not, on the date the applicable performance goal is subsequently achieved), subject to his continued employment on each applicable vesting date and the achievement of the applicable performance criteria. The agreement also entitles Dr. Gallagher to receive in 2023 a mix of time- and performance-based RSUs pursuant to the 2020 Plan with a target value based on the product of (x) 50% multiplied by (y) the appropriate grant date fair value of such award as determined in the compensation committee’s sole discretion, subject to Dr. Gallagher’s continued employment at the date of the grant on each applicable vesting date and the achievement of the applicable performance criteria.

Dr. Gallagher also entered into a severance and change in control agreement in December 2021, effective as of November 2021. Pursuant to the severance and change in control agreement, if Dr. Gallagher’s employment is terminated by us without “Cause” or Dr. Gallagher resigns for “Good Reason” in each case not in connection with the a “Change in Control” of the Company (each term as defined in his severance and change in control agreement), Dr. Gallagher will be entitled to receive (i) twelve-months’ continuation of his annual base salary, (ii) any cash incentive compensation bonus earned with respect to the immediately preceding fiscal year, which remains unpaid on the termination date, (iii) a lump sum severance payment equal to the cash incentive compensation bonus he would have received in respect of the fiscal year in which his termination occurs, determined based on actual performance levels and prorated, and (iv) up to twelve months of COBRA coverage at our sole expense. If Dr. Gallagher’s employment is terminated by us without Cause or if Dr. Gallagher resigns for Good Reason in each case during the one month period prior to (and in connection with) or the one year period following a Change in Control of the Company, Dr. Gallagher will be entitled to receive (i) a lump sum severance payment equal to one times his annual base salary, (ii) any cash incentive compensation bonus earned with respect to the immediately preceding fiscal year, which remains unpaid on the termination date, (iii) up to one year of COBRA coverage at our sole expense, (iv) a lump sum severance payment equal to the cash incentive compensation bonus he would have received in respect of the fiscal year in which his termination occurs, determined based on target performance levels and not prorated, and (v) full acceleration of vesting of all time-based equity awards. If Dr. Gallagher’s employment terminates due to his death or disability, then in lieu of the above he or his estate will receive (i) any cash incentive compensation bonus earned with respect to the immediately preceding fiscal year, which remains unpaid, (ii) a lump sum severance payment equal to the cash incentive compensation bonus he would have been entitled to receive in respect of the fiscal year in which his termination occurs, determined based on target performance levels and prorated, and (iii) an extended exercise period of up to one year with respect to any vested stock options held as of his separation date. The severance payments and benefits described above are each contingent upon Dr. Gallagher’s delivery of a general release of claims in favor of the Company, compliance with non-solicitation and non-competition restrictions each lasting for one year following a separation for any reason, and compliance with indefinite confidentiality and non-disparagement obligations following a separation for any reason.

David Mikula

In connection with the closing of the Acquisition, SOC Telemed assumed the employment agreement entered into between Access Physicians and Mr. Mikula in November 2019, pursuant to which Mr. Mikula served as Chief Operating Officer of Access Physicians, a division of SOC Telemed, since the Acquisition and subsequently as the Chief Operating Officer of SOC Telemed since September 2021. The agreement, which has since been superseded, as noted herein, provided for a three-year employment term, with a $330,000 annual salary, a target bonus equal to 30% of annual salary, a special $100,000 cash bonus, commission eligibility, and vacation and general benefit plan eligibility. The superseded employment agreement also provided for twelve months’ base salary and COBRA continuation upon a termination by Mr. Mikula’s employer without “Cause” or by Mr. Mikula’s for “Good Reason” (each term as defined therein). The severance payments and benefits described above were each contingent upon Mr. Mikula’s delivery of a general release of claims in favor of the Company, compliance with non-solicitation and non-competition restrictions each lasting for one year following a separation for any reason, and compliance with indefinite confidentiality obligations following such separation.

As described above, in December 2021, Mr. Mikula entered into a new employment agreement and severance and change in control agreement, in each case substantially in the Company’s standard form, which employment agreement establishes Mr. Mikula’s initial annual base salary of $390,000 retroactive to September 1, 2021, and eligibility for annual target cash incentive bonus of up to 60% of his annual base salary, retroactive to September 1, 2021, upon the achievement of certain performance goals determined by the Board or the compensation committee of the Board, and to participate in the employee benefit plans maintained by the Company. Pursuant to the employment agreement, Mr. Mikula was granted under the 2020 Plan time-based RSUs for 450,000 shares of Class A common stock, with a four-year vesting schedule subject to his continuous service, and performance-based RSUs for 300,000 shares of Class A common stock to vest in three equal installments on December 5 of each of 2022, 2023 and 2024, provided that the applicable stock-price performance goal has been achieved by such date (and, if not, on the date the applicable performance goal is subsequently achieved), subject to his continued service on each applicable vesting date and the achievement of the applicable performance criteria.

Mr. Mikula also entered into a severance and change in control agreement in December 2021, effective as of November 2021. Pursuant to the severance and change in control agreement, if Mr. Mikula’s employment is terminated by us without “Cause” or Mr. Mikula resigns for “Good Reason” in each case not in connection with a “Change in Control” of the Company (each term as defined in his severance and change in control agreement), Mr. Mikula will be entitled to receive (i) six-months’ continuation of his annual base salary if separation occurs before May 1, 2023, or twelve-months’ continuation of his annual base salary if separation occurs after May 1, 2023, (ii) any cash incentive compensation bonus earned with respect to the immediately preceding fiscal year, which remains unpaid on the termination date, (iii) a lump sum severance payment equal to the cash incentive compensation bonus he would have received in respect of the fiscal year in which his termination occurs, determined based on actual performance levels and prorated, and (iv) up to six months of COBRA coverage at our sole expense if separation occurs before May 1, 2023 (or up to twelve months of COBRA coverage if separation occurs thereafter). If Mr. Mikula’s employment is terminated by us without Cause or if Mr. Mikula resigns for Good Reason in each case during the one month period prior to (and in connection with) or the one year period following a Change in Control of the Company, Mr. Mikula will be entitled to receive (i) a lump sum severance payment equal to one times his annual base salary, (ii) any cash incentive compensation bonus earned with respect to the immediately preceding fiscal year, which remains unpaid on the termination date, (iii) up to one year of COBRA coverage at our sole expense, (iv) a lump sum severance payment equal to the cash incentive compensation bonus he would have received in respect of the fiscal year in which his termination occurs, determined based on target performance levels and not prorated, and (v) full acceleration of vesting of all time-based equity awards. If Mr. Mikula’s employment terminates due to his death or disability, then in lieu of the above he or his estate will receive (i) any cash incentive compensation bonus earned with respect to the immediately preceding fiscal year, which remains unpaid on the termination date, (ii) a lump sum severance payment equal to the cash incentive compensation bonus he would have been entitled to receive in respect of the fiscal year in which his termination occurs, determined based on target performance levels and prorated, and (iii) an extended exercise period of up to one year with respect to any vested stock options held as of his separation date. The severance payments and benefits described above are each contingent upon Mr. Mikula’s delivery of a general release of claims in favor of the Company, compliance with non-solicitation and non-competition restrictions each lasting for one year following a separation for any reason, and compliance with indefinite confidentiality and non-disparagement obligations following a separation for any reason.

R. Jason Hallock

In October 2019, Dr. Hallock entered into an employment agreement to serve as Chief Medical Officer of Legacy SOC Telemed commencing in December 2019. The agreement has no specific term, provides for at-will employment and sets forth Dr. Hallock’s initial annual base salary of $320,000 and an annual target cash incentive bonus of 40% of his annual base salary upon the achievement of certain operational performance objectives determined by the Board. Dr. Hallock is also entitled to receive incentive stock options pursuant to the 2014 Plan. The agreement also provides that Dr. Hallock is eligible to participate in employee benefit plans maintained by SOC Telemed. If Dr. Hallock’s employment is terminated by SOC Telemed without “cause” (and other than due to death or disability) or if Dr. Hallock resigns for “good reason,” subject to certain obligations, including delivery of a general release of claims in favor of SOC Telemed, Dr. Hallock is entitled to receive, as severance benefits, 6-months’ continuation of his annual base salary and six months of COBRA coverage.

In connection with the closing of the Merger Transaction, Dr. Hallock entered into an agreement in October 2020 by which he waived his rights to the incentive stock options described above in exchange for (a) a cash payment equal to the aggregate spread that would have existed under such options, had they been granted as contemplated and to the extent they would have been vested as of the closing date of the Merger Transaction, and (b) an issuance of a mix of time- and performance-based RSUs pursuant to the 2020 Plan with a target value equal to $1,500,000, subject to Dr. Hallock’s continued service on each applicable vesting date. The award of RSUs was granted in February 2021.

As described above, in January 2021, Dr. Hallock entered into a new employment agreement and severance and change in control agreement, and an amended severance and change in control agreement in February 2021, in each case substantially in the Company’s standard form, which employment agreement codified Dr. Hallock’s initial annual base salary of $320,000, the annual target cash incentive bonus of 40% of his annual base salary upon the achievement of certain operational performance objectives determined by the Board or compensation committee, a guaranteed bonus of at least 80% of the target bonus with respect to the calendar 2020 cash bonus period and provided for the foregoing award of RSUs.

John W. Kalix

In June 2020, Mr. Kalix entered into an employment agreement to initially serve as President of Legacy SOC Telemed and then transition to the position of Chief Executive Officer within six months of his start date in July 2020. In connection with the closing of the Merger Transaction, Mr. Kalix was appointed as our Chief Executive Officer. In February 2021, Mr. Kalix entered into a first amendment to his employment agreement. The employment agreement, as amended, has since been terminated. The employment agreement had no specific term, provided for at-will employment and set forth Mr. Kalix’s prior initial annual base salary of $450,000, an annual target cash incentive bonus of 50% of his annual base salary upon the achievement of certain objective and/or subjective criteria determined by the Board or compensation committee, a guaranteed bonus of at least 50% of the target bonus with respect to the calendar 2020 cash bonus period and a cash bonus payment in the event of a change of control of SOC Telemed (other than in connection with the Merger Transaction). The employment agreement also provided that Mr. Kalix was eligible to participate in employee benefit plans maintained by SOC Telemed and includes relocation benefits entitling him to receive reimbursement for certain relocation and temporary housing expenses incurred of up to $100,000, grossed up for all applicable taxes. If Mr. Kalix’s employment was terminated by SOC Telemed without “cause,” if his employment was terminated as a result of disability or death or if he resigned for “good reason,” each term as defined in his employment agreement, subject to certain obligations, including signing and not revoking a separation agreement and release of claims, he or his estate, as the case may be, was entitled to receive termination benefits, including (a) severance pay comprising 12-months’ continuation of his annual base salary, (b) reimbursement of premiums for COBRA coverage during the applicable period of severance pay and (c) payment of the guaranteed bonus (if then unpaid); and if such separation occurred within one month prior to and in connection with a “change in control” of SOC Telemed, as such term was defined in his employment agreement, or within twelve months following a change in control of SOC Telemed, the severance period described above would be 18 months instead of 12 months and Mr. Kalix would receive one-and-one-half times his target cash incentive bonus with respect to the year in which his separation occurs.

In addition, pursuant to the employment agreement, as amended, upon the closing of the Merger Transaction, Mr. Kalix became entitled to receive a grant of restricted stock or RSUs equal to three percent of the fully diluted ownership of SOC Telemed (the “Base Full Value Award”), which grant of time- and performance-based RSUs was made in February 2021 pursuant to the 2020 Plan, subject to Mr. Kalix’s continued service on each applicable vesting date and the achievement of the applicable performance criteria. Mr. Kalix was further eligible to receive a grant of restricted stock or RSUs in an amount equal to fifteen percent of the Sponsor Earnout Shares, if any, that vest in accordance with the terms of the Merger Agreement and pursuant to the Sponsor Agreement (the “Sponsor Award”). If Mr. Kalix’s employment terminated due to his death or disability, he (or his estate) would remain vested in the portion of shares underlying the Base Full Value Award that was vested as of the date of termination, and if his employment was terminated by SOC Telemed without “cause” (and not due to his death or disability) or if he resigned for “good reason,” subject to certain obligations, including signing and not revoking a separation agreement and release of claims, Mr. Kalix would be entitled to receive accelerated vesting of the time-based vesting portion of the Base Full Value Award that would have vested over the one-year period following his separation and the performance-based vesting portion of such award that has been earned but not vested as of such date, had he remained in employment through such date; and if such separation occurs within one month prior to and in connection with a change in control of SOC Telemed, or within twelve months following a change in control of SOC Telemed, accelerated vesting of the remainder of the Base Full Value Award, the performance-based vesting component of which would convert to time-based vesting in such change in control. Furthermore, if any portion of the Sponsor Earnout Shares were earned within six months following the date of termination and such termination was not due to his death or disability, Mr. Kalix would vest in, and receive the portion of the Sponsor Award that he would have received had his employment continued.

On September 1, 2021, Mr. Kalix’s employment as Chief Executive Officer of the Company was terminated without “cause” and he became entitled to receive 12-months’ continuation of his annual base salary and reimbursement of premiums for COBRA coverage during the applicable period of severance, and he resigned from the Board.

Hai Tran

In January 2015, Mr. Tran entered into an employment agreement to serve as Chief Financial Officer of Legacy SOC Telemed commencing in March 2015. The employment agreement has since been terminated. The employment agreement had no specific term, provided for at-will employment and sets forth Mr. Tran’s initial annual base salary of $350,000 and an annual target cash incentive bonus of 50% of his annual base salary upon the achievement of certain operational performance objectives determined by the Board or compensation committee. Mr. Tran also received incentive stock options pursuant to the 2014 Plan. The employment agreement also provided that Mr. Tran was eligible to participate in employee benefit plans maintained by SOC Telemed. If Mr. Tran’s employment was terminated by SOC Telemed without “cause” (and other than due to death or disability) or if Mr. Tran resigned for “good reason,” each term as defined in his employment agreement, subject to certain obligations, including delivery of a general release of claims in favor of SOC Telemed, Mr. Tran was entitled to receive, as severance benefits, 12-months’ continuation of his annual base salary and a pro-rated, cash lump-sum payment in an amount equal to the bonus he would have earned in respect of the fiscal year in which termination occurred.

In October 2020, Mr. Tran entered into a side letter agreement regarding his outstanding stock option grants of Legacy SOC Telemed common stock granted in June 2018, and each of which would have vested only upon a “change in control” (as defined in the 2014 Plan) of Legacy SOC Telemed. The side letter provided that these options would instead vest on November 15, 2021, subject to Mr. Tran’s continued service through such date and subject to accelerated vesting upon a prior termination by SOC Telemed without “cause” (as defined in the side letter). Upon a change in control of SOC Telemed prior to November 15, 2021, the vesting of the options described above would accelerate, subject to Mr. Tran’s continued service through such date. All separation payments and benefits pursuant to this side letter were contingent upon Mr. Tran executing and not revoking a release of claims in favor of SOC Telemed.

In connection with Mr. Tran’s appointment as President and Chief Operating Officer, Mr. Tran entered into a letter agreement in December 2020 providing for an issuance of a mix of time- and performance-based RSUs pursuant to the 2020 Plan with a target value equal to $3,750,000, subject to Mr. Tran’s continued service on each applicable vesting date and the achievement of the applicable performance criteria. The award of RSUs was granted in February 2021.

As described above, in January 2021, Mr. Tran entered into a new employment agreement and severance and change in control agreement, and an amended severance and change in control agreement in February 2021, in each case substantially in the Company’s standard form, which employment agreement codified Mr. Tran’s initial annual base salary of $350,000, increased the annual target cash incentive bonus to 75% of his annual base salary upon the achievement of certain operational performance objectives determined by the Board or compensation committee and provided for the foregoing award of RSUs. Such new employment agreement has since been terminated.

On September 1, 2021, Mr. Tran’s employment as President and Chief Operating Officer of the Company was terminated without “cause” and he became entitled to receive 12-months’ continuation of his annual base salary and reimbursement of premiums for COBRA coverage during the applicable period of severance.

Potential Payments upon Termination or Change in Control

The severance and change in control agreements of our named executive officers provide for the following benefits in the event of qualifying termination with or without a “change in control” of the Company (as defined in the standard form of severance and change in control agreement), and in connection with an executive officer’s death or disability:

●	Qualifying termination without a change in control. The executive officer will be entitled to receive (i) six-months’ continuation of the executive officer’s annual base salary, (ii) a lump sum severance payment equal to the cash incentive compensation bonus the executive officer would have received in respect of the fiscal year in which the executive officer’s termination occurs, determined based on actual performance levels and prorated, and (iii) up to six months of COBRA coverage at the Company’s sole expense.

●	Qualifying termination during the one-month period prior to (and in connection with) or the one-year period following a change in control. The executive officer will be entitled to receive (i) a lump sum severance payment equal to one times the executive officer’s annual base salary, (ii) a lump sum severance payment equal to the cash incentive compensation bonus the executive officer would have received in respect of the fiscal year in which such termination occurs, determined based on target performance levels and not prorated, (iii) up to one year of COBRA coverage at the Company’s sole expense, and (iv) accelerated vesting of all unvested time-based vesting awards. The treatment of any unvested performance-based equity award held by the executive officer will be subject to and governed by the provisions set forth in the award agreement evidencing such equity award.

●	Termination in connection with death or disability. The executive officer or the executive officer’s estate will receive (i) a lump sum severance payment equal to the cash incentive compensation bonus the executive officer would have been entitled to receive in respect of the fiscal year in which the executive officer’s termination occurs, determined based on target performance levels and prorated, and (ii) an extended exercise period of up to one year with respect to any vested stock options held as of such separation date.

The severance payments and benefits described above are each contingent upon the executive officer’s delivery of a general release of claims in favor of the Company, compliance with non-solicitation and non-competition restrictions each lasting for one year following a separation for any reason, and compliance with indefinite confidentiality and non-disparagement obligations following a separation for any reason.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding outstanding equity compensation plan awards held by the named executive officers as of December 31, 2021.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Christopher M. Gallagher	1,080,000	(4)	1,382,400	—		—
	—		—	720,000	(5)	921,600
David Mikula	450,000	(4)	576,000	—		—
	—		—	300,000	(5)	384,000
R. Jason Hallock	88,670	(6)	113,498	—		—
	—		—	59,113	(7)	75,665

(1)	The units in this column represent time-based RSUs granted under the 2020 Plan pursuant to an RSU award agreement that remained unvested as of December 31, 2021.
(2)	Each RSU represents the right to receive a share of our Class A common stock. The market value of our Class A common stock is based on the per share price of $1.28, which was the last reported sale price of our Class A common stock on December 31, 2021.
(3)	The units in this column represent performance-based RSUs (“PSUs”) granted under the 2020 Plan pursuant to a PSU award agreement that remained unvested as of December 31, 2021.
(4)	The RSU award was granted on December 20, 2021, of which 1/4th will vest on December 5 of each of 2022, 2023, 2024 and 2025, respectively, subject to continuous service through the applicable vesting date.
(5)	The PSU award was granted on December 20, 2021, and generally vests in three equal installments on December 5 of each of 2022, 2023 and 2024, respectively, provided that the applicable performance goal has been achieved by such date (and, if not, on the date the applicable performance goal is subsequently achieved), subject to continuous service through the applicable vesting date. The applicable performance goal for each tranche will be satisfied if our Class A common stock achieves a specified per share market price for such tranche for at least 20 trading days during any 30 consecutive day period from the date of grant. If the applicable performance goals have not been achieved by December 5, 2024, all unvested PSUs will be forfeited.
(6)	The RSU award was granted on January 28, 2021, of which 1/4th will vest on February 15 of each of 2022, 2023, 2024 and 2025, respectively, subject to continuous service through the applicable vesting date.
(7)	The PSU award was granted on January 28, 2021, and generally vests in three equal installments on February 15 of each of 2022, 2023 and 2024, respectively, provided that the applicable performance goal has been achieved by such date (and, if not, on the date the applicable performance goal is subsequently achieved), subject to continuous service through the applicable vesting date. The applicable performance goal for each tranche will be satisfied if our Class A common stock achieves a specified per share market price for such tranche for at least 20 trading days during any 30 consecutive day period from the date of grant. If the applicable performance goals have not been achieved by August 15, 2024, all unvested PSUs will be forfeited.

Director Compensation Table for Fiscal Year 2021

The following table shows compensation information for our Outside Directors (as defined below) for the year ended December 31, 2021. Dr. Gallagher, our Chief Executive Officer, and Mr. Kalix, our former Chief Executive Officer, did not receive any compensation during 2021 for serving as a director. Compensation information for Dr. Gallagher and Mr. Kalix is included in the “2021 Summary Compensation Table” set forth above under the caption “— Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Steven J. Shulman(2)	60,632	425,020	(3)	—	485,652
Dr. Bobbie Byrne	50,000	393,054	(4)	—	443,054
Thomas J. Carella	48,750	393,054	(4)	—	441,804
Gyasi C. Chisley(5)	26,521	323,178	(6)	—	349,699
Joseph P. Greskoviak	50,000	536,172	(7)	—	586,172
Amr Kronfol	48,750	393,054	(4)	—	441,804
Anne M. McGeorge	60,000	393,054	(4)	—	453,054

(1)	Amounts shown do not reflect compensation actually received by the director, and there can be no assurance that these amounts will ever be realized by the director. Instead, the amount shown is the grant date fair value of the RSU awards granted during the year ended December 31, 2021, computed in accordance with ASC Topic 718, disregarding forfeiture assumptions. For information on the assumptions used in valuing these awards, see Note 19, Stock-Based Compensation, to our consolidated financial statements included elsewhere in this report.
(2)	Mr. Shulman served as a member of the audit committee from January 2021 to May 2021.
(3)	Represents the grant date aggregate fair value of 64,005 RSU awards, consisting of (i) 37,320 RSU awards granted on January 5, 2021, of which 1/3rd will vest on January 5 of each of 2022, 2023 and 2024, respectively, subject to continuous service through the applicable vesting date; and (ii) an aggregate of 26,685 RSU awards granted on June 3, 2021, which will vest in full on the first to occur of (x) the one-year anniversary of the grant date and (y) the date of our next annual meeting of stockholders, subject to continuous service through such vesting date.
(4)	Represents the grant date aggregate fair value of 58,387 RSU awards, consisting of (i) 37,320 RSU awards granted on January 5, 2021, of which 1/3rd will vest on January 5 of each of 2022, 2023 and 2024, respectively, subject to continuous service through the applicable vesting date; and (ii) 21,067 RSU awards granted on June 3, 2021, which will vest in full on the first to occur of (x) the one-year anniversary of the grant date and (y) the date of our next annual meeting of stockholders, subject to continuous service through such vesting date.
(5)	Mr. Chisley was appointed to the Board and as a member of the audit committee in May 2021.
(6)	Represents the grant date aggregate fair value of 44,150 RSU awards granted on May 4, 2021, of which 1/3rd will vest on May 4 of each of 2022, 2023 and 2024, respectively, subject to continuous service through the applicable vesting date.
(7)	Represents the grant date aggregate fair value of 79,185 RSU awards, consisting of (i) 37,320 RSU awards granted on January 5, 2021, of which 1/3rd will vest on January 5 of each of 2022, 2023 and 2024, respectively, subject to continuous service through the applicable vesting date; (ii) an aggregate of 15,883 RSU awards granted on March 19, 2021, which will vest in full on the one-year anniversary of the grant date; and (iii) an aggregate of 25,982 RSU awards granted on June 3, 2021, which will vest in full on the first to occur of (x) the one-year anniversary of the grant date and (y) the date of our next annual meeting of stockholders, subject to continuous service through such vesting date.

Non-Employee Director Compensation

In connection with the closing of the Merger Transaction, the Board approved the Company’s Director Compensation Policy (as subsequently amended, the “Director Compensation Policy”), pursuant to which each member of the Board who is not an employee of the Company (each such member, an “Outside Director”) will be compensated for his or her Board service. In accordance with the Director Compensation Policy, each Outside Director will receive an annual cash retainer equal to $40,000 and any Outside Director serving as (i) the chairperson of the Audit Committee, who is currently Ms. McGeorge, will receive an additional annual cash retainer equal to $20,000, (ii) a member of the Audit Committee (other than the chairperson) will receive an additional annual cash retainer equal to $10,000, (iii) the chairperson of the Compensation Committee, who is currently Mr. Shulman, will receive an additional annual cash retainer equal to $10,000, (iv) a member of the Compensation Committee (other than the chairperson) will receive an additional annual cash retainer equal to $5,000, (v) the chairperson of the Nominating and Corporate Governance Committee, who is currently Mr. Shulman, will receive an additional annual cash retainer equal to $7,500, and (vi) a member of the Nominating and Corporate Governance Committee (other than the chairperson) will receive an additional annual cash retainer of $3,750, in each case, payable on a quarterly basis in arrears.

Annual Grant for Continuing Outside Directors and Certain New Outside Directors.    After each annual meeting of the Company’s stockholders, each continuing Outside Director and each new Outside Director who commenced service at least six months before such annual meeting (or, with respect to the first annual meeting following the closing of the Merger Transaction, who commenced service prior to December 31, 2020) will be granted an award of RSUs under the 2020 Plan having an RSU Value (as defined in the Director Compensation Policy) of $150,000, which award will vest in full on the first to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting, subject to the Outside Director’s continued service as a member of the Board through such vesting date.

Annual Grant for Chair of the Board and Vice Chair of the Board.    After each annual meeting of the Company’s stockholders, an Outside Director appointed by the Board as Chair of the Board or Vice Chair of the Board will be granted an award of RSUs under the 2020 Plan having an RSU Value of $40,000 or $35,000, respectively, which award will vest in full on the first to occur of (i) the one-year anniversary of the grant date or (ii) the date of the next annual meeting, subject to the Outside Director’s continued service as the Chair of the Board or the Vice Chair of the Board, as applicable, through such vesting date.

Initial Grant for New Outside Directors.    Each Outside Director who served on the Board at the closing of the Merger Transaction or who is initially elected or appointed to the Board after the closing of the Merger Transaction will be automatically granted, on the first practicable date following such Outside Director’s initial election or appointment, pursuant to the 2020 Plan, an award of RSUs having an RSU Value equal to $300,000, which award will vest in equal annual installments over the three-year period following the grant date, subject to the Outside Director’s continued service as a member of the Board through each such vesting date.

While the Company currently expects to provide its Outside Directors with cash and equity compensation consistent with the Director Compensation Policy, the Company also currently expects to review its Outside Director cash and equity compensation policies from time to time and such policies may be subject to change.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our Class A common stock as of February 25, 2022, for:

●	each person or group of affiliated persons known by us to beneficially own more than 5% of the outstanding shares of our Class A common stock;

●	each of our named executive officers and directors; and

●	all of our current executive officers and directors, as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

The beneficial ownership percentages set forth in the table below are based on 101,332,284 shares of Class A common stock issued and outstanding as of February 25, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding (i) all shares subject to options or warrants held by the person that are currently exercisable, or exercisable within 60 days of February 25, 2022, and (ii) all shares subject to RSUs held by the person that are currently releasable, or releasable within 60 days of February 25, 2022. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o SOC Telemed, Inc., 2411 Dulles Corner Park, Suite 475, Herndon, Virginia 20171.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number (#)	Percent (%)
Greater than 5% Beneficial Owners:
SOC Holdings LLC	33,874,965	33.4%
Entities associated with Millennium Management LLC	5,507,669	5.4%
Named Executive Officers and Directors:
Dr. Christopher M. Gallagher	3,717,922	3.7%
David Mikula	496,576	*
Dr. R. Jason Hallock	22,168	*
Steven J. Shulman	1,786,940	1.8%
Dr. Bobbie Byrne	12,440	*
Thomas J. Carella	60,414	*
Gyasi C. Chisley	—	*
Joseph P. Greskoviak	12,440	*
Amr Kronfol	71,147	*
Anne M. McGeorge	12,440	*
All executive officers and directors as a group (12 individuals)	6,214,655	6.1%

*	Represents beneficial ownership of less than one percent.

(1)	As reported on a Schedule 13D/A filed by Warburg Pincus & Co. (“WP”) on February 4, 2022. SOC Holdings LLC is controlled by WPXI Finance, LP (“WPXIF”) and Warburg Pincus XI Partners, L.P. (“WPXI Partners”). WPXIF is a subsidiary of Warburg Pincus Private Equity XI, L.P. (“WPXI”). WPXI Partners and WPXI are collectively referred to as the “WPXI Funds.” WPXI GP, L.P. (“WPXIF GP”) is the managing general partner of WPXIF. WPXI is the general partner of WPXIF GP. Warburg Pincus XI, L.P. (“WP XI GP”) is the general partner of each of WPXI and WPXI Partners. WP Global LLC (“WP Global”) is the general partner of WP XI GP. Warburg Pincus Partners II, L.P. (“WPP II”) is the managing member of WP Global. Warburg Pincus Partners GP LLC (“WPP GP LLC”) is the general partner of WPP II. WP is the managing member of WPP GP LLC. Warburg Pincus LLC (“WP LLC”) is the manager of the WPXI Funds. Investment and voting decisions with respect to the shares held by SOC Holdings LLC are made by a committee comprised of three or more individuals and all members of such committee disclaim beneficial ownership of the shares. The business address of SOC Holdings LLC and the Warburg Pincus entities is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017. Thomas J. Carella and Amr Kronfol, each a Managing Director of Warburg Pincus, are members of the Board, and neither has voting or dispositive power with respect to any of the shares held by SOC Holdings LLC and each disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their pecuniary interest therein.
(2)	As reported on a Schedule 13G/A filed by Integrated Core Strategies (US) LLC on February 14, 2022, each of Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander may be deemed to have shared voting and dispositive power with respect to 5,507,669 shares as of December 31, 2021. The business address of these entities and Mr. Englander is c/o Millennium Management LLC, 399 Park Avenue, New York, NY 10022.
(3)	Represents (i) 3,316,679 shares held directly and (ii) 401,243 shares held of record by Gallagher 2020 Children’s Trust, for which Dr. Gallagher serves as a trustee.
(4)	Represents (i) 1,060,726 shares, (ii) 606,214 Sponsor Earnout Shares and (iii) 120,000 shares underlying warrants issued in a private placement concurrent with the initial public offering of HCMC that are currently exercisable.
(5)	Represents (i) 44,644 shares and (ii) 15,770 shares issuable pursuant to stock options exercisable within 60 days of February 25, 2022.
(6)	Represents (i) 55,378 shares and (ii) 15,769 shares issuable pursuant to stock options exercisable within 60 days of February 25, 2022.
(7)	Interests shown include (i) 6,063,116 shares held by the Company’s executive officers and directors, (ii) 120,000 shares underlying the private placement warrants held by Mr. Shulman that are currently exercisable, and (iii) 31,539 shares issuable pursuant to stock options exercisable within 60 days of February 25, 2022.

Equity Compensation Plan Information

We have three equity compensation plans under which our equity securities are authorized for issuance: the SOC Telemed, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), the Specialists On Call, Inc. 2014 Equity Incentive Plan (the “2014 Plan”) and the SOC Telemed, Inc. 2020 Employee Stock Purchase Plan (as amended and restated, the “ESPP”). The following table summarizes equity compensation plan information for the 2020 Plan, the 2014 Plan and the ESPP as a group as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,289,597	$1.78	9,485,355	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,289,597	$1.78	9,485,355

(1)	Includes the 2020 Plan, the 2014 Plan and the ESPP, each as described in Note 19, Stock-Based Compensation, to our consolidated financial statements included elsewhere in this report.

(2)	Includes 7,863,792 shares of Class A common stock that remain available for issuance under the 2020 Plan and 1,621,563 shares of Class A common stock that remain available for purchase under the ESPP. The 2020 Plan is a successor to the 2014 Plan, which we assumed in the Merger Transaction. All outstanding stock awards granted under the 2014 Plan as in effect immediately prior to the closing of the Merger Transaction continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2014 Plan as in effect immediately prior to the closing of the Merger Transaction. Any shares of Class A common stock that are subject to outstanding awards under the 2014 Plan that are issuable upon the exercise of stock awards that expire or become unexercisable for any reason without having been exercised in full will generally be available for future grant and issuance under the 2020 Plan. In addition, the 2020 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year beginning with the 2021 fiscal year for the remaining term of the 2020 Plan equal to the lesser of (i) 5% of the outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares determined by the Board. On January 1, 2022, the number of shares reserved for issuance under the 2020 Plan was automatically increased by 5,057,479 shares. The ESPP also provides for an automatic annual increase in the number of shares reserved for issuance thereunder on the first day of each fiscal year beginning with the 2021 fiscal year and ending on (and including) the first day of the 2031 fiscal year in an amount equal to the lesser of (i) 1% of the total number of shares of Class A common stock outstanding on the last day of the calendar month prior to the date of such automatic increase and (ii) 1,000,000 shares of Class A common stock, unless the Board determines prior to the first day of any fiscal year that there will be no increase in the share reserve for such fiscal year or that the increase in the share reserve for such fiscal year will be a lesser number of shares of Class A common stock. On January 1, 2022, the number of shares reserved for issuance under the ESPP was automatically increased by 1,000,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, which are described in Part III, Item 11 of this report, the following describes transactions since January 1, 2020, and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Subordinated Note

On March 26, 2021, we issued an Unsecured Subordinated Promissory Note in principal amount of $13.5 million (the “Subordinated Note”) in favor of SOC Holdings LLC, an affiliate of Warburg Pincus and our largest stockholder, for proceeds of $11.5 million. The proceeds of the Subordinated Note were used to finance a portion of the closing cash consideration for the Acquisition. The unpaid balance of the Subordinated Note accrued interest at an escalating rate per annum initially equal to 7.47% until September 30, 2021, plus the greater of LIBOR and 0.13%, with such interest added to the principal amount of the Subordinated Note on a monthly basis. The maturity date of the Subordinated Note was the earliest to occur of September 28, 2026, and the occurrence of a change of control. The Subordinated Note was fully subordinated to the Term Loan Facility and could only be repaid in accordance with the terms of the Term Loan Agreement. The Subordinated Note further provided that we must repay a portion of the principal amount outstanding under the Term Loan Facility and the balance of the Subordinated Note from the proceeds of any offering by us of our equity securities. On June 4, 2021, we used a portion of the proceeds from our public offering that was completed in June 2021 to make a payment of $13.7 million to repay the balance of the Subordinated Note. See Note 12, Debt, in our consolidated financial statements included elsewhere in this report for further information.

Amended and Restated Registration Rights Agreement

In connection with the closing of the Merger Transaction, we entered into an Amended and Restated Registration Rights Agreement, dated as of October 30, 2020 (the “Amended and Restated Registration Rights Agreement”), with the sponsor of the pre-Merger Transaction company, HCMC Sponsor LLC (the “Sponsor”), and SOC Holdings LLC. Under the Amended and Restated Registration Rights Agreement, we agreed to register the resale, pursuant to Rule 415 under the Securities Act of 1933, certain shares of our Class A common stock and other equity securities that are held by the parties thereto from time to time and their permitted transferees.

In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Sponsor and SOC Holdings LLC and their respective permitted transferees may demand at any time or from time to time, that the we file a registration statement on Form S-1, or any similar long-form registration statement, or, if available, on Form S-3, to register the shares of Class A common stock and other equity securities held by such securityholders. The Amended and Restated Registration Rights Agreement also provides “piggy-back” registration rights to such securityholders, subject to certain requirements and customary conditions, and contains certain restrictions on transfer with respect to the shares of Class A common stock held by the Sponsor or its permitted transferees immediately following the closing of the Merger Transaction for certain time periods ranging from between 30 days to one year after the closing, subject to certain exceptions.

Investor Rights Agreement

In connection with the closing of the Merger Transaction, we and SOC Holdings LLC entered into an Investor Rights Agreement, dated as of October 30, 2020 (the “Investor Rights Agreement”), pursuant to which, (a) for so long as SOC Holdings LLC, an entity affiliated with Warburg Pincus, holds at least fifty percent (50%) of the outstanding shares of our Class A common stock, it will have the right to designate up to five (5) directors for election to the Board, and the size of the Board will be set at nine (9) directors, (b) for so long as SOC Holdings LLC holds at least thirty-five percent (35%) but less than fifty percent (50%) of the outstanding shares of our Class A common stock, it will have the right to designate up to three (3) directors for election to the Board, and the size of the Board will be set at nine (9) directors, (c) for so long as SOC Holdings LLC holds at least fifteen percent (15%) but less than thirty-five percent (35%) of the outstanding shares of our Class A common stock, it will have the right to designate up to two (2) directors for election to the Board, and the size of the Board will be set at seven (7) directors and (d) for so long as SOC Holdings LLC holds at least five percent (5%) but less than fifteen percent (15%) of the outstanding shares of our Class A common stock, it will have the right to designate one (1) director for election to the Board, and the size of the Board will be set at seven (7) directors. Pursuant to the Investor Rights Agreement, we agreed to take all necessary and desirable actions within our control such that, as of the effective time of the consummation of the Merger and from time to time, the size of the Board will be set at either seven (7) directors or nine (9) directors (in accordance with the terms above), unless the Board takes authorized action to increase the size of the Board and SOC Holdings LLC approves such action. Messrs. Carella and Kronfol, each a Managing Director of Warburg Pincus, are members of the Board and are deemed to be director designees of SOC Holdings LLC.

Board Nomination Rights Agreement

In connection with the Acquisition, we and Dr. Gallagher entered into a Board Nomination Rights Agreement, dated as of March 26, 2021 (the “Board Nomination Rights Agreement”), pursuant to which we agreed to increase the size of the Board by one director and appointed Dr. Gallagher as a Class I Director (as defined in our certificate of incorporation) on March 30, 2021, to fill the vacancy thereby created. The Board Nomination Rights Agreement will terminate upon the earliest to occur after the date of the agreement of either of the following events: (i) Dr. Gallagher ceases to beneficially own at least 75% of the shares of Class A common stock that he received in his capacity as a seller at the closing of the acquisition or (ii) Dr. Gallagher’s employment with us is terminated for any reason. The Board Nomination Rights Agreement further provides that any shares of our Class A common stock and any securities convertible into or exchangeable for shares of our Class A common stock held by Dr. Gallagher will be subject to lock-up for three months following his resignation from the Board.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and HCMC entered into a letter agreement dated as of July 29, 2020 (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor agreed to (a) waive certain anti-dilution rights set forth in HCMC’s existing charter that may result from the transactions contemplated by the Merger Agreement, (b) surrender to HCMC, immediately prior to the consummation of the Merger Transaction and for no consideration, up to 1,875,000 shares of HCMC’s then-outstanding Class B common stock (the “Sponsor Contingent Closing Shares”), with such number of surrendered shares being equal to the product of (i) 1,875,000 and (ii) the difference between (A) 1, minus (B) a fraction (not greater than 1 nor less than 0), the numerator of which is an amount equal to (w) HCMC’s cash as of the closing of the Merger Transaction, minus (x) the aggregate amount of cash proceeds that will be required to satisfy any stockholder redemptions, minus (y) the amount of HCMC’s transaction costs that remain unpaid at the closing of the Merger Transaction, minus (z) $250,000,000, and the denominator of which is $35,000,000, (c) subject to potential forfeiture 1,875,000 shares of HCMC’s then-outstanding Class B common stock (the “Sponsor Earnout Shares”) in accordance with the terms of the Merger Agreement, such that 50% of such shares will be forfeited if the volume-weighted average closing sale price of one share of our Class A common stock does not reach $12.50 for a period of at least 20 out of 30 consecutive trading days, and 50% of such shares will be forfeited if the volume-weighted average closing sale price of one share of our Class A common stock does not reach $15.00 for a period of at least 20 out of 30 consecutive trading days, in each case, prior to the seventh (7th) anniversary of the closing (subject to (i) early vesting in the event of certain change of control transactions and (ii) forfeiture in the event of a change of control transaction pursuant to which the Company’s stockholders have the right to receive consideration attributing a value of less than $10.00 per share) and (d) support the transactions contemplated by the Merger Agreement, including agreeing to vote in favor of the adoption of the Merger Agreement at the special meeting of stockholders held on October 30, 2020. In connection with the closing of the Merger Transaction, the Sponsor surrendered and forfeited to the Company the 1,875,000 Sponsor Contingent Closing Shares. Mr. Shulman, the Chairman of the Board of the Company and the Chief Executive Officer and a director of HCMC prior to the closing of the Merger Transaction, and Charles J. Ditkoff, the President and a director of HCMC prior to the closing of the Merger Transaction, were the managing members of the Sponsor prior to its dissolution in 2020.

Legacy SOC Telemed Financing Transactions

Equity Financings

In multiple closings during January 2020, March 2020 and June 2020, Legacy SOC Telemed sold an aggregate of 9,609 units, each unit consisting of one share of Series J preferred stock and a warrant to purchase 67 shares of common stock at an exercise price of $0.01 per share, at a purchase price of $1,000 per unit, to SOC Holdings LLC for an aggregate purchase price of approximately $9.6 million.

Convertible Promissory Note Financing

In multiple closings during September 2020 and October 2020, Legacy SOC Telemed sold approximately $6.0 million aggregate principal amount of its subordinated convertible promissory notes to SOC Holdings LLC pursuant to a subordinated convertible promissory note purchase agreement, dated as of September 3, 2020. The notes accrued payment-in-kind interest at a rate of 13% per annum, would become immediately due and payable upon the closing of the Merger Transaction or other change of control, and otherwise become due and payable upon the written demand of SOC Holdings LLC upon the earlier of any time after June 30, 2023, and the occurrence, and during the continuance of, an event of default under the notes. Legacy SOC Telemed could voluntarily prepay the notes in whole or in part without penalty upon the approval of the majority of its disinterested directors. The notes entitled SOC Holdings LLC to elect, on behalf of all holders, to convert the principal amount of all outstanding notes into securities of the same type issued and sold by Legacy SOC Telemed for cash in its next equity financing or, in the event the Merger Agreement was terminated pursuant to its terms and the next equity financing was not consummated within three months after such termination, into units of Series J preferred stock and warrants as described above under “— Equity Financings.” The notes were repaid and extinguished in connection with the closing of the Merger Transaction.

Support Letter from Warburg Pincus

On August 14, 2020, WPXI Finance, LP and Warburg Pincus XI Partners, L.P., affiliates of Warburg Pincus and SOC Holdings LLC, issued a support letter to Legacy SOC Telemed for up to $15.0 million of funding to the extent needed so that Legacy SOC Telemed could meet its financial obligations through December 31, 2021. Following the initial closing of the financing described above under “— Convertible Promissory Note Financing,” the support letter was superseded and replaced by a new support letter dated September 23, 2020, pursuant to which WPXI Finance, LP and Warburg Pincus XI Partners, L.P. recommitted up to $15.0 million of funding to the extent needed so that Legacy SOC Telemed could meet its financial obligations through December 31, 2021. As a condition to the funding of the Subordinated Note described above under “— Subordinated Note,” the September support letter was terminated.

HCMC Advisory Services Agreement

HCMC agreed to pay MTS Health Partners L.P., an affiliate of the Sponsor, a fee in an amount equal to approximately $1.8 million for financial advisory services rendered in connection with HCMC’s identification, negotiation and consummation of its initial business combination. Charles J. Ditkoff, the President and a director of HCMC prior to the closing of the Merger Transaction, is a senior advisor to MTS Health Partners, L.P., and Dennis Conroy, the Chief Financial Officer of HCMC prior to the closing of the Merger Transaction, serves as Chief Operating and Financial Officer for MTS Health Partners, L.P. HCMC paid the fee to MTS Health Partners L.P. upon the consummation of the Merger Transaction.

Indemnification Agreements

Our certificate of incorporation contains provisions limiting the liability of directors, and our by-laws provide that we will indemnify the directors and executive officers to the fullest extent permitted under Delaware law. Our certificate of incorporation and by-laws also provide the Board with discretion to indemnify other employees and agents when determined appropriate by the Board. In addition, we have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and advancement for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers.

Policies and Procedures for Transactions with Related Parties

We have adopted a written related party transactions policy which sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of transactions with related parties. Our audit committee has the primary responsibility for reviewing and approving, ratifying or rejecting “transactions with related parties,” which are transactions between us and any related party in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and in which the related party has, had or will have a direct or indirect material interest. For purposes of the policy, a “related party” is any executive officer, director, nominee for director or beneficial owner of more than 5% of any class of our voting securities, in each case since the beginning of the previous fiscal year, and their immediate family members. In approving, ratifying or rejecting any such transaction, our audit committee is to consider, among other things, the relevant facts and circumstances available and deemed relevant to our audit committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

The Board conducts an annual review of the independence of our directors. The Board has undertaken a review of its composition, the composition of its committees, and the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that none of the members of the Board, other than Dr. Gallagher, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of Dr. Byrne, Ms. McGeorge and Messrs. Carella, Chisley, Greskoviak, Kronfol and Shulman is “independent,” as that term is defined under the listing standards of Nasdaq, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. The Board also determined that each of Dr. Byrne, Mr. Chisley and Ms. McGeorge, who comprise our audit committee, and Mr. Shulman, Mr. Carella and Mr. Kronfol, who comprise our compensation committee, meets the requirements for independence for such committees under the listing standards of Nasdaq and SEC rules and regulations, as applicable. The Board determined that Dr. Gallagher is not “independent” because he currently serves as our Chief Executive Officer and has at all times during his tenure on the Board been an employee of the Company. Further, the Board determined that former director Mr. Kalix, who resigned from the Board in September 2021, was not “independent” during his tenure on the Board as a result of his concurrent employment as our former Chief Executive Officer. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described above under the caption “— Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

We regularly review the services provided by and fees of our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”). These services and fees are also reviewed with our audit committee annually. In accordance with standard policy, PwC periodically rotates the individuals who are responsible for our audit.

During the fiscal years ended December 31, 2021 and 2020, fees for services provided by PwC were as follows:

	2021	2020(1)(2)
Audit Fees(3)	$1,362,900	$2,190,900
Audit-Related Fees	-	—
Tax Fees	-	—
All Other Fees	-	—
Total	$1,362,900	$2,190,900

(1)	Represents $158,333 in audit fees paid to PwC for services to SOC Telemed for the period from October 31, 2020, through December 31, 2020, following the Merger Transaction.
(2)	Represents $2,032,567 in audit fees paid to PwC for services to Legacy SOC Telemed for the period from January 1, 2020, through October 30, 2020, prior to the Merger Transaction.
(3)	Audit Fees consisted of fees for professional services rendered for the audits of our financial statements which were billed during the respective year, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.

Pre-Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee pre-approve all audit and permissible non-audit services and related engagement fees and terms for services to be provided to us by our independent registered public accounting firm, other than de minimis non-audit services subsequently approved in accordance with applicable SEC rules.

The audit committee’s policy is to pre-approve any audit, audit-related, tax or permissible non-audit service to be provided by our independent registered public accounting firm. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date.

Following the Merger Transaction, all of the services listed in the table above provided by PwC were approved by our audit committee.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements. The financial statements listed in the Index to Financial Statements under Part II, Item 8 of this report.

(2)	Financial Statement Schedules. None.

(3)	Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this report.

Exhibit No.	Description
2.1†	Merger Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp., Sabre Merger Sub I, Inc., Sabre Merger Sub II, LLC, and Specialists On Call, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
2.2+	Membership Interest and Stock Purchase Agreement, dated as of March 26, 2021, by and among SOC Telemed, Inc., Access Physicians Management Services Organization, LLC, HEP AP-B Corp., Health Enterprise Partners III, L.P., the persons listed on Exhibit A thereto, and AP Seller Rep, LLC, as representative of the sellers (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
2.3+	Agreement and Plan of Merger, dated as of February 2, 2022, by and among SOC Telemed, Inc., Spark Parent, Inc. and Spark Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-235253), filed with the SEC on December 4, 2019).
4.2	Warrant Agreement, dated December 12, 2019, between Continental Stock Transfer & Trust Company and Healthcare Merger Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2019).
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).
10.2	Sponsor Agreement, dated as of July 29, 2020, by and among Healthcare Merger Corp. and HCMC Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
10.3	Form of Subscription Agreement, dated as of July 29, 2020, by and between Healthcare Merger Corp. and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2020).
10.4	Subscription Agreement, dated as of October 22, 2020, by and between Healthcare Merger Corp. and Bon Secours Mercy Health, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2020).
10.5	Subscription Agreement, dated as of October 23, 2020, by and between Healthcare Merger Corp. and Carilion Clinic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2020).
10.6	Amended and Restated Registration Rights Agreement, dated as of October 30, 2020, by and among the Company, HCMC Sponsor LLC and SOC Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.7	Investor Rights Agreement, dated as of October 30, 2020, by and among the Company and SOC Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.8#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.9#	SOC Telemed, Inc. Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).
10.10#	SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.10.1#	Form of Stock Option Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on October 9, 2020).

10.10.2#	Form of Restricted Stock Unit Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on October 9, 2020).
10.10.3#	Form of Performance Unit Award Agreement under the SOC Telemed, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).
10.11#	Specialists On Call, Inc. 2014 Equity Incentive Plan, as amended, and related form of option agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.12#	SOC Telemed, Inc. 2020 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 10, 2021).
10.13#	SOC Telemed, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.14	Form of Tele-Physicians Practices Administrative Support Services Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.15#§	Employment Agreement between Specialists On Call, Inc. and John Kalix, dated June 24, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.15.1#+	First Amendment to Employment Agreement between SOC Telemed, Inc. and John Kalix, dated February 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.16#§	Executive Employment Agreement between Specialists On Call, Inc. and Hai V. Tran, dated January 27, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.16.1#	Letter Agreement, dated as of October 23, 2020, by and between Specialists On Call, Inc., and Hai Tran (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2020).
10.16.2#+	Letter Agreement, dated as of December 9, 2020, between SOC Telemed, Inc., and Hai Tran (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2020).
10.17#§	Executive Employment Agreement between Specialists On Call, Inc. and Robert Jason Hallock, dated October 28, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.17.1#+	Letter Agreement, dated October 23, 2020, by and between Specialists On Call, Inc., and R. Jason Hallock, MD (incorporated by reference to Exhibit 10.16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.18#§	Employment Agreement between Specialists On Call, Inc. and Sean Banerjee, dated July 15, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (Registration No. 333-248097), filed with the SEC on September 24, 2020).
10.18.1#+	Letter Agreement, dated October 23, 2020, by and between Specialists On Call, Inc., and Sean Banerjee (incorporated by reference to Exhibit 10.17.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.19#+	Amended and Restated Offer Letter, dated October 23, 2020, by and between Specialists On Call, Inc., and Eunice Kim (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2020).
10.20#+	Employment Agreement between SOC Telemed, Inc. and Chris Knibb, dated December 7, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2020).
10.20.1#	Transition Services Agreement, dated September 14, 2021, between SOC Telemed, Inc. and Christopher K. Knibb (incorporated by reference to Exhibit 10.20.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).
10.21#	Form of Employment Agreement with Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021).
10.22#	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.23#	Form of Severance and Change in Control Agreement with Continuing Executive Officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2021).
10.24+	Loan and Security Agreement, dated as of March 26, 2021, by and among SOC Telemed, Inc., the other borrowers party thereto, the lenders party thereto from time to time and SLR Investment Corp., as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).

10.24.1	First Amendment to Loan and Security Agreement, dated as of November 10, 2021, by and among SOC Telemed, Inc., the other borrowers party thereto, the lenders party thereto from time to time and SLR Investment Corp., as collateral agent (incorporated by reference to Exhibit 10.20.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).
10.26	Board Nomination Rights Agreement, dated as of March 26, 2021, by and between SOC Telemed, Inc. and Christopher Gallagher, M.D. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2021).
10.27#§	Interim Services Agreement, dated September 4, 2021, between SOC Telemed, Inc. and Randstad Professionals US, LLC (d/b/a Tatum) (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).
10.28#+	Employment Agreement between Access Physicians Management Services Organization, LLC and Christopher Gallagher, M.D., dated as of November 4, 2019.
10.28.1#+	Employment Agreement between SOC Telemed, Inc. and Christopher M. Gallagher, dated as of December 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2021).
10.28.2#+	Severance and Change in Control Agreement between SOC Telemed, Inc. and Christopher M. Gallagher, dated as of December 22, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2021).
10.29#+	Employment Agreement between Access Physicians Management Services Organization, LLC and David Mikula, dated as of November 4, 2019.
10.29.1#+	Employment Agreement between SOC Telemed, Inc. and David Mikula, dated as of December 20, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2021).
10.29.2#+	Severance and Change in Control Agreement between SOC Telemed, Inc. and David Mikula, dated as of December 22, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2021).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on the signature page hereof).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Financial statements from the Annual Report on Form 10-K of SOC Telemed, Inc. for the fiscal year ended December 31, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

†	Schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

+	Certain exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.

§	Portions of this exhibit have been redacted in accordance with Regulation S-K Item 601(a)(6).

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOC Telemed, Inc.

Date: March 30, 2022	/s/ Christopher M. Gallagher
	Name:	Christopher M. Gallagher
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher M. Gallagher, David Mikula and Eunice Kim, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in one or more counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher M. Gallagher	Chief Executive Officer and Director	March 30, 2022
Christopher M. Gallagher	(Principal Executive Officer)

/s/ David R. Fletcher	Interim Chief Financial Officer	March 30, 2022
David R. Fletcher	(Principal Financial and Accounting Officer)

/s/ Steven J. Shulman	Director	March 30, 2022
Steven J. Shulman

/s/ Barbara P. Byrne	Director	March 30, 2022
Barbara P. Byrne

/s/ Thomas J. Carella	Director	March 30, 2022
Thomas J. Carella

/s/ Gyasi C. Chisley	Director	March 30, 2022
Gyasi C. Chisley

/s/ Joseph P. Greskoviak	Director	March 30, 2022
Joseph P. Greskoviak

/s/ Amr Kronfol	Director	March 30, 2022
Amr Kronfol

/s/ Anne M. McGeorge	Director	March 30, 2022
Anne M. McGeorge